Form 10KSB
period 1999-12-31
IKON VENTURES INC
filed 2000-07-24
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(Mark One)

 [  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
 [     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-29331

                               IKON VENTURES, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                                  76-0270295
(State or other jurisdiction                                    (IRS employer
of incorporation or organization)                            Identification No.)



                            Suite 305, Collier House
                              163/169 Brompton Road
                             London, England SW3 1PY
                    (Address of principal executive offices)

                                011-171-591-4435
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class:                Name of Each Exchange on Which Registered
         None                                             None


           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No   X
   -------      -------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  none

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $570,684 as of July 19, 2000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of July 19, 2000: 15,105,000 shares of common stock, par value $.001 per share.

                                     PART I

Item 1.  Description of Business

Forward-looking Statements

         This Annual Report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider," or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

History

         Ikon Ventures, Inc., a Nevada corporation, is the surviving entity in a merger with its then corporate parent, Northline Industrial Corporation, a Texas corporation ("NIC"). The background to the merger and related transactions is as follows:

         NIC was incorporated under the laws of the State of Texas on December 28, 1988, and issued 25,000,000 shares of common stock, par value $.0001 per share (the "NIC Common Stock"), in consideration of the performance of organizational services in the amount of $2,500.00. Following incorporation, NIC remained inactive until March 1996 when the then management adopted a business plan providing for the reincorporation of the company in the State of Nevada and the establishment and operation of a scheduled charter cargo airline under the name "Air Epicurean" to transport fresh fish and other sensitive food items. On June 24, 1996, NIC completed a limited private offering of 550,000 shares of NIC Common Stock at $0.05 per share, pursuant to Rule 504 ("Rule 504") of Regulation D, as promulgated by the Securities and Exchange Commission (the "SEC") pursuant to Section 3 of the Securities Act of 1933, as amended (the "Act"). On July 19, 1996, NIC caused the incorporation of Air Epicurean, Inc. ("Air Epicurean"), as a wholly owned Nevada corporation for the purpose of effecting the reincorporation of NIC as a Nevada corporation. In December 1996, the management of NIC concluded that the previously adopted business plan to establish air carrier operations was not commercially viable and initiated a search for a suitable merger candidate.

         On March 5, 1997, NIC merged with and into Air Epicurean and Air Epicurean became the surviving corporation. Pursuant to the merger, each share of NIC Common Stock issued and outstanding immediately prior thereto was converted into one share of Air Epicurean common stock, par value $.001 per share (the "Common Stock"), and the officers and directors of NIC became the officers and directors of Air Epicurean. All references below to the "Company" include Air Epicurean and NIC.

         On April 24, 1997, the Company effected a ten for one reverse split of its outstanding shares of Common Stock resulting in there then being 2,555,000 shares of Common Stock issued and outstanding, and the shareholders of the Company approved a change of corporate name to Ikon Ventures, Inc. that was effected on May 8, 1997.

         On May 12, 1997, the Company's then board of directors authorized in principle the acquisition of Zeolite Mira s.r.l., an Italian corporation based in Mira, Italy ("Zeolite Mira"), engaged in the manufacture and sale of detergents and components thereof. On May 30, 1997, the Company entered into a series of interrelated agreements (the "Acquisition Agreements") pursuant to which it agreed to purchase 90% of the capital stock of Zeolite Mira, of which 50% was to be acquired from Birac Holding S.p.A., a Yugoslavian corporation ("Birac"), in exchange for approximately $1,000,000 and 40% was to be acquired from Holding Societa Per La Generale Fisica E Chimica Spa In Proprieta Mista (Holding Institute of General & Physical Chemistry; referred to herein as the "Institute"), a Yugoslavian corporation controlled by Professor Dusan Vucelic ("Professor Vucelic"), in exchange for 180,000 shares of Common Stock. The Institute would continue to be the owner of the remaining 10% of Zeolite Mira. The Acquisition Agreements also provided, among other things, for the following:
(i) loans or lines of credit to be furnished by the Company to Zeolite Mira of up to $3,000,000 to be used for working capital and of up to $4,000,000 for capital expenditures, subject to the board of directors of Zeolite Mira approving budgets and business plans to be provided by Professor Vucelic; (ii) the purchase by the Company of 100% of the capital stock of Deacon Holding N.V., a Netherlands Antilles corporation that owned a 90% interest in certain detergent related intellectual property rights and technical information ("Deacon"), from the Institute in exchange for 1,020,000 shares of Common Stock;
(ii) the conveyance to Deacon by Professor Vucelic of certain additional intellectual property rights related to the detergent industry in exchange for 1,275,000 shares of Common Stock; (iii) the placement in escrow of the 2,295,000 shares to be issued to the Institute and the Professor in connection with the purchase of Deacon and the additional intellectual rights (the "Earn-Out Shares") to be released based upon the cash flow to be generated by Zeolite Mira over a period of 10 years but, in any event, at the end of such period; (iv) the payment to Professor Vucelic of $350,000, and (v) the retention of Professor
Vucelic as president and a director of Zeolite Mira and a director of the Company for a period of three years.

         On  June 11, 1997,  the  Company  completed  a   private  placement  of
9,500,000 shares of Common Stock at $.10 per share pursuant to Rule 504.

         On June 12,1997, the Company completed all of the transactions contemplated under the Acquisition Agreements. In connection therewith, Ian Rice, Professor Vucelic, Brian Copsey Stephen Gross and Kurt Schlapfer were elected directors of the Company; Mr. Rice was elected as Chairman; Professor Vucelic was appointed as President; Mr. Copsey was appointed as Chief Financial Officer, Kurt Schlapfer was appointed as Secretary, and all of the other officers and directors of the Company resigned. Professor Vucelic resigned as an officer and director of the Company in May 1998, and Mr. Copsey resigned as an officer and director of the Company in June 1999.

         In September 1997, the Company and the Institute agreed to form a joint venture to build a plant in Yugoslavia to manufacture powder detergents. In furtherance of the joint venture, the parties caused the formation of Bexley Limited, a Yugoslavian corporation ("Bexley"), of which the Company acquired 90% of the capital stock and the Institute acquired the remaining 10%. The construction of the plant and the purchase of the related equipment was to be supervised by the Institute and financed by loans from the Company.

         On October 9, 1997, the Company completed a private placement to accredited investors of 1,600,000 Units of the Company at a purchase price of $5.00 per Unit, each Unit consisting of one share of Common Stock and one three year warrant to purchase one-half share of Common Stock at an exercise price equal to $7.50 per share. The placement was effected pursuant to Regulation 506 of Regulation D.

         On May 13, 1998, the Company's board of directors announced that after reviewing the performance and capital requirements of the Company's then subsidiaries, Zeolite Mira, Deacon and Bexley, it had decided to consider all of the Company's strategic alternatives, including the possible sale or other disposition of the Company's subsidiaries. Pursuant to that decision, on July 19, 1998, the Company sold all of its interest in Deacon to Professor Vucelic. As consideration therefor, Professor Vucelic and the Institute returned to the Company all of the Earn-Out Shares, all of Professor Vucelic's then outstanding options to purchase shares of Common Stock were canceled and Professor Vucelic resigned as an officer and director of the Company. He remained, however, as an officer and director of Zeolite Mira.

         On July 30, 1998, the Company entered into an agreement to sell all of its interest in Bexley and related equipment purchased by the Company for the plant to be operated by Bexley to Hemslade Trading Limited, an unrelated party, for an aggregate consideration of $1,082,804. The final installment of the consideration was received in January 1999.

         On March 30, 1999, after obtaining the requisite shareholder approval, the Company sold all of its 90% interest in the share capital of Zeolite Mira as follows: (i) 12% to the Institute in consideration of the return of 180,000 shares of Common Stock, and (ii) 78% to CEFT Engineering and Trading AG, an unrelated Swiss corporation ("CEFT"), as well as all of the Company's right to outstanding principal and interest payments arising from all loans extended to Zeolite Mira by the Company, except the loan made in December 1998 in the outstanding amount of $495,000, in consideration of $350,000. Simultaneously, Zeolite Mira paid the Company $250,000 as final settlement of the payment obligations of Zeolite Mira arising under the December 1998 loan.

         Since the sale of the Company's interest in Zeolite Mira, the Company has not had any operating business. The Company does not own or lease any real estate except for its executive office suite facility, has no employees or consultants other than its Chairman, Ian Rice, and will have no operations of its own unless and until it engages in one or more of the activities described below under this Item 1. The Company is a "blank check" company that intends to enter into a business combination with one or more as yet unidentified privately held businesses.

         In January 2000, the Company issued an aggregate of 400,000 shares of Common Stock to Ludgate Communications, Inc. and its assignee in partial payment of certain public relations services rendered by Ludgate during 1998.

         The Company's' shares of Common Stock have been trading on the OTC Bulletin Board under the symbol "IKON" since May 1997. The closing bid price of the Common Stock on the OTC Bulletin Board was $0.04 on July 19, 2000.

Proposed Business

         The Company intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. The Company does not intend to enter into any business combination involving any business or venture with which its officers or directors are affiliated.

         Depending upon the nature of the transaction, all or some of the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with the Company's consummation of a business combination. See "Form of Acquisition" below. In such event, it is likely that the Company's current management will not have any control over the conduct of the Company's business following the Company's completion of a business combination.

         It is anticipated that business opportunities will come to the Company's attention from various sources, including its management, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

         PRE-COMBINATION ACTIVITIES. The Company is a "blank check" company, defined as an inactive company with nominal assets and liabilities. With these characteristics, management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company intends to pursue negotiations with qualified candidates after effectiveness of this Registration Statement.

         The term "business  combination" (or "combination") means the result of
(i) a statutory merger of a combination candidate into or its consolidation with the Company or a wholly owned subsidiary of the Company formed for the purpose of the merger or consolidation, or (ii) the exchange of securities of the Company for the assets or outstanding equity securities of a privately held business entity or individual, and similar transactions. A combination may be structured in one of the foregoing ways or in any other form that will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of the Company's shareholders prior to consummation. Pending negotiation and consummation of a combination, the Company anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to its ongoing filings required by the Exchange Act, the negotiation and consummation of a combination and maintenance of its executive office suite facility, as well as payment of consulting fees to its Chairman.

         The Company anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

         The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of the Company will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

         The Company has not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that the Company will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to the Company. The Company's Board of directors has not established a time limitation by which it must consummate a suitable combination; however, if the Company is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of the Company's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution. It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's lack of capital. This lack of diversification will not permit the Company to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

         The Company's management has the authority and discretion to effect transactions having a potentially adverse impact upon the Company's shareholders and to complete a combination without submitting any proposal to the stockholders for their prior approval. The Company's shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by the Company's management for acquisition.
However, it is anticipated that the Company's shareholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMS 6(a), (d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act.

         COMBINATION   SUITABILITY   STANDARDS.   The   analysis   of  candidate
companies will be undertaken by or under the supervision of the Company's Chairman, who is not a professional business analyst.

         To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors that are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners and management of a candidate to identify any such problems that may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business combination with a newly organized candidate or with a candidate that is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established and the candidate may not be profitable when acquired.

         Otherwise, the Company anticipates that it may consider, among other things, the following factors:

         1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

         2. The Company's perception of how any particular candidate will be received by the investment community and by the Company's stockholders;

         3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of The Company to qualify for listing on an exchange or on Nasdaq, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the Commission.

         4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

         5.       The extent to which the candidate can be advanced;

         6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         7.       Strength   and    diversity   of   existing   management,   or
                  management prospects that are scheduled for recruitment;

         8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

         9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. The Company cannot predict when it may participate in a business combination. It expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

         Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates that have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

         Prior to consummation of any combination (other than a mere sale by the Company insiders of a controlling interest in the Company's common stock) the Company intends to require that the combination candidate provide the Company with the financial statements required by ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to the Company's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy the Company's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, the Company must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidate available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with the Company too burdensome and expensive in light of the perceived potential benefits from a combination.

         FORM OF ACQUISITION. It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by the Company's shareholders.

         It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders.

         It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions that must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         As a general matter, the Company anticipates that it, and/or its officers and principal shareholders, will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parities to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

         POST-COMBINATION ACTIVITIES. Management anticipates that, following consummation of a combination, control of the Company will change as a result of the issuance of additional Common Stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of the Company with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of the Company there should arise any arrangement or understanding for a change in a majority of the Company's directors and the change in the board of directors is not approved in advance by the Company's shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Commission and sent to the Company's shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

         Following consummation of a combination, management anticipates that the Company will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity  of the person or persons  from whom the assets or other  property  was acquired,  changes  in  management  and  biographies  of the new  directors  and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. The Form 8-K report also will be required to include all information as the business acquired called for by ITEM 101 of Regulation S-B.

Potential Benefits To Insiders

         In connection with a business combination, the Company may require that a company being acquired repay all advances, if any, made to the Company by the Company's shareholders and management or any accrued fees or expense reimbursements, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from the Company's officers, directors or principal shareholders ("insiders") or paying compensation to any of the Company's insiders, or their respective affiliates.

Use Of Consultants And Finders

         Although there are no current plans to do so, the Company's management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which the Company completes a combination. Since the Company has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. The Company has had no discussions, and has entered into no arrangements or understandings, with any consultant or finder. The Company's officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by the Company on any basis.

         It is possible that compensation in the form of common stock, options, warrants or other securities of the Company, cash or any combination thereof, may be paid to outside consultants or finders. No securities of the Company will be paid to officers, directors or promoters of the Company nor any of their respective affiliates as a finder's fee. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by the Company. It is possible that the payment of such compensation may become a factor in any negotiations for the Company's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interests between the interests of persons seeking compensation and those of the Company's shareholders, and there is no assurance that any such conflicts will be resolved in favor of the Company's shareholders.

State Securities Laws Considerations

         Section 18 of the Securities Act of 1933, as amended in 1996 (the "Act"), provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Act, provided the issuer of the security is a "reporting company," meaning that it files reports with the Commission pursuant to Section 13 or 15(d) of the Exchange Act.

         Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security. This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

         The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like the Company. Section 18, however, of the Act preempts state law as to covered securities of reporting company. Thus, while the states may require certain limited notice filings and payment of filing fees by the Company as a precondition to secondary trading of its shares in those states, they cannot, so long as the Company is a reporting issuer, prohibit, limit or condition trading in the Company's securities based on the fact that the Company is or ever was a blank check company. The Company will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, the Company's stock is not actively traded in any market, and an active market in its common stock is not expected to arise, if ever, until after completion of a business combination.

No Investment Company Act Regulation

         Prior to completing a combination, the Company will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the Investment Company Act of 1940. To avoid becoming an investment company, not more than 40% of the value of the

Company's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because the Company will not own less than a majority of any assets or business acquired, it will not be regulated as an investment company. The Company will not pursue any combination unless it will result in the Company owning at least a majority interest in the business acquired.

Competition

         The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than the Company's management. Moreover, The Company also will be competing with numerous other blank check companies for such opportunities.

Employees

         The Company does not have any employees and it is not expected to have any employees except as a result of completing a combination.

Item 2.  Description of Property

         The Company does not own or lease any real property except for an executive office suite leased from Sal Pension Fund on a month to month basis at a monthly base rent of approximately $1,500.

Item 3.  Legal Proceedings

         As of the date hereof, the Company is not a party to any material pending legal proceeding and is not aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Market Information

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol "IKON. The following table sets forth the high and low closing bid prices for the Common Stock for the periods indicated.

                                                       HIGH              LOW
Year Ended December 31, 1998
 First Quarter...........................              $7.25            $5.375
 Second Quarter........................                 5.75             3.00
 Third Quarter..........................                3.00             1.125
 Fourth Quarter.........................                1.50              .40625
Year Ended December 31, 1999
 First Quarter...........................              $ .625            $.15625
 Second Quarter........................                  .25              .0625
 Third Quarter..........................                 .20              .065
 Fourth Quarter........................                  .10              .03
Year Ended December 31, 2000
 First Quarter...........................              $ .10             $.01
 Second Quarter........................                  .06              .01

         On July 19, 2000 the closing bid price of the Common Stock on the OTC Bulletin board was $.04.

         There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

         The Company is not and has not proposed to publicly offer any shares of Common Stock.

         Holders of Record

         As of June 16, 2000, there were approximately 86 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners is much higher.

         Dividends

         The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion.

         Recent Sale of Unregistered Securities

          No securities that were not registered under the Act have been issued or sold by the Company during the fiscal year ended December 31, 1999, except as described below.

         On February 18, 1999, the Company issued to David Palmer, its then Chief Financial Officer, a warrant to purchase 50,000 shares of Common Stock at $.001 in connection with his employment by the Company. The warrant was exercised in April 1999, at which time 50,000 shares of Common Stock were issued to Mr. Palmer. The warrant and the shares issued upon exercise thereof were offered and sold to a sophisticated investor in reliance upon the exemption provided by Section 4(2) of the Act. The securities have been appropriately legended and the Company received from Mr. Palmer a representation regarding his intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof.

         Also, on January 28, 2000, the Company issued to Ludgate Communications, Inc., and its designee, Jeremy T. Glantz, an aggregate of 400,000 shares of Common Stock as partial payment for certain public relations services rendered to the Company by Ludgate. The foregoing offers and sales were made to sophisticated parties in reliance upon the exemption provided by Section 4(2) of the Act. Each party was furnished with information regarding the Company and each had an opportunity to verify the information supplied. Additionally, the Company obtained a representation from each party of its intention to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         The Company's plan of operation over the next twelve months is set forth above under ITEM 1 (Description of Business). That plan of operation has been adopted in order to attempt to create value for the Company's shareholders.

Results Of Operations

         The Company has been inactive since April 1999, when it disposed of all of its then operations. Accordingly, management believes that comparison between the results of operation for the current period and prior periods would not be meaningful.

Liquidity And Capital Resources

         As of December 31, 1999, the Company's principal sources of liquidity consisted of cash of $13,000. As of May 31, 2000 the Company had approximately $3,700 in cash and no material liabilities except for legal fees and expenses incurred and to be incurred in connection with its filing obligations as a publicly traded company. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants and monthly rental payments of approximately $1,500 for its executive office suite. In addition, the Company was obligated to pay a monthly consulting fee of $12,250 to Sigma Limited S.A. for the services of the Company's Chairman. This agreement expired by its terms on June 30, 2000. Effective January 2000, Sigma has agreed that the Company may defer payment of such fee until the completion of a combination transaction by the Company.

         The Company does not anticipate that funding will be necessary in order to complete a proposed combination, except possibly for fees and costs of the Company's professional advisers. Accordingly, there are no plans to raise capital to finance any business combination, nor does management believe that any combination candidate will expect cash from the Company. The Company hopes to require the candidate companies to deposit with the Company an advance that the Company can use to defray professional fees and costs and travel, lodging and other due diligence costs of management. Otherwise, management would have to advance such costs out of they own pockets, and there is no assurance that they will advance such costs.

         Other routine expenses, such as making required filings with the SEC and office rent and related expenses will inevitably be incurred. In order to pay these, the company will be forced to utilize the available funds, and, if insufficient, will be forced to borrow money or prevail upon existing shareholders to provide additional capital, whether as a loan or investment, to the Company. It is by no means certain that existing shareholders will want or be financially able to do so. There are no plans to sell additional securities of the Company to raise capital. The company's failure for any reason to timely file reports required under the Securities Exchange Act of 1934, as amended, could subject it to fines and penalties and make it less desirable to a potential combination candidate. None of these sources of funds is assured and, if no funds can be raised, the Company may be effectively unable to pursue its business plan.

         The Company's shareholders and management members who advance money to the Company to cover operating expenses will expect to be reimbursed by the company acquired, prior to or simultaneously with the completion of a combination. The Company has no intention of borrowing money to pay any officer, director or shareholder of the Company or their affiliates.

Item 7.  Financial Statements

        The following  financial  statements of the Company are included in Item
7.

Report of the auditors to the members of IKON Ventures, Inc.                 F-1

Report of KPMG to the members of IKON Ventures, Inc.                         F-2

Consolidated balance sheet                                                   F-3

Consolidated statement of operations                                         F-4

Consolidated statement of stockholders' equity                               F-5

Consolidated statement of cash flows                                         F-6

Notes to the consolidated financial statements                               F-7

                               IKON VENTURES, INC.

                          INDEPENDENT AUDITORS' REPORT

       Independent Auditors' report to the members of IKON Ventures, Inc.

The board of directors and stockholders

We have audited the accompanying consolidated balance sheet of IKON Ventures, Inc. as of December 31, 1999 and the related statement of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1998 were audited by another auditor, KPMG, whose audit report was dated 15 July 1999. This report was a standard report with a paragraph similar to the final paragraph of this report on going concern.

We conducted our audit in accordance with U.S. generally accepted Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKON Ventures, Inc. as of December 31, 1999 and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that IKON Ventures, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, IKON Ventures, Inc. has suffered losses from operations resulting in significantly depleted cash flows. These matters raise substantial doubt about the ability of IKON Ventures, Inc. to continue as a going concern. The directors plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                     HLB Kidsons

                                                             Registered Auditors

                                                           Chartered Accountants

London

17 May 2000
kpmg
                  PO Box 695
                  8 Salisbury Square
                  London EC4Y 8BB
                  United Kingdom



Report of the auditors to the members of Ikon Ventures, Inc.


The Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of Ikon Ventures, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IKON Ventures, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ikon Ventures, Inc. and subsidiaries will continue as a going concern. As discussed in note 2 to the financial statements, Ikon Ventures, Inc. and subsidiaries have suffered losses from operations resulting in significantly depleted cash flows. These matters raise substantial doubt about the ability of Ikon Ventures, Inc. and subsidiaries to continue as a going concern. The directors plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG
Chartered Accountants                                   15 July, 1999
Registered Auditors



                               IKON VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                              at December 31, 1999

                                                            Notes            1999                 1998                1997
                                                                             $000                 $000                $000
Assets

Current assets

Cash and cash equivalents                                                       13                  166               2,576
Trade accounts receivable, net                                                   -                  744                 288
Prepaid and other current assets                                                56                   95                   -
                                                                         ---------            ---------           ---------

Total current assets                                                            69                1,005               2,864

Property, plant and equipment, net                                               2                   52                 715
Net assets of discontinued operations                         4                  -                  600              11,065
                                                                         ---------            ---------           ---------

                                                                                71                1,657              14,644
                                                                         =========            =========           =========

Liabilities and stockholders' equity

Current liabilities

Bank overdraft                                                                   -                    -                  26
Trade accounts payable                                                          18                  294                 898
Accrued expenses and other                                                      38                   92                   1
                                                                         ---------            ---------           ---------


Total current liabilities
                                                                                56                  386                 925
Other liabilities                                                                -                   80                  80
                                                                         ---------            ---------           ---------
Total liabilities                                                               56                  466               1,005
                                                                         ---------            ---------           ---------

Stockholders' equity

Common  stock,  $0.001  per  value.  Authorised
100,00,000  shares;  issued and outstanding
14,835,000 shares in 1998, 14,655,000 shares
in 1999 and 16,130,000 in 1997                                                  15                   15                  16
Additional paid-in capital                                                  11,675               11,720              18,017
Accumulated deficit                                                        (11,675)             (10,544)             (4,394)
                                                                         ---------            ---------           ----------

Total stockholders' equity                                                      15                1,191              13,639
                                                                         ---------            ---------           ---------

Total liabilities and stockholders' equity                                      71                1,657              14,644
                                                                         =========            =========           =========

The accompanying notes are an integral part of these consolidated financial statements.




                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      for the year ended December 31, 1999

                                                            Notes              1999                1998               1997
                                                                               $000                $000               $000

Net sales - continuing operations                                                 -                       -                -
Cost of goods sold - continuing operations                                        -                       -                -
                                                                         ----------              ----------       ----------

Gross profit - continuing operations                                              -                       -                -

Selling, general and administrative expenses                                   (691)                 (1,767)          (1,748)
                                                                         ----------              ----------       -----------

Operating loss - continuing operations                                         (691)                 (1,767)          (1,748)

Other income, net                                                                 -                      47              (12)
                                                                         ----------              ----------       -----------

Loss from continuing operations before provision for
income taxes                                                                   (691)                 (1,720)          (1,760)

Provision for income tax                                      6                   -                       -              (80)
                                                                         ----------              ----------       -----------

Loss from continuing operations                                                (691)                 (1,720)          (1,840)

Net loss from discontinued operations                         4                   -                  (3,939)            (257)
Loss on disposal of discontinued operations                   4                (440)                   (491)          (2,272)
                                                                         ----------              ----------           -------

Net loss                                                      2              (1,131)                 (6,150)          (4,369)
                                                                         ==========              ==========       ===========

Loss per common share (basic)    - all operations                            ($0.08)                 ($0.41)          ($0.27)
                                                                         ==========              ==========       ===========
                                 - continuing operations                     ($0.05)                 ($0.11)
                                                                         ==========              ==========
                                 - discontinued
                                      operations                             ($0.03)                 ($0.30)
                                                                         ==========              ==========


The accompanying notes are an integral part of these consolidated financial statements.




                               IKON VENTURES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      for the year ended December 31, 1999


                                         Shares             Common       Additional      Accumulated          Total
                                                             stock        paid in          deficit        stockholders
                                                             $000         capital            $000            equity
                                                                            $000                              $000

Balances at December 31, 1997               16,130,000          16          18,017          (4,394)           13,639

Retirement of shares in connection
with Deacon sale                            (2,295,000)         (2)         (6,906)              -            (6,908)

Issuance of common stock for cash at
$0.80 per share                              1,000,000           1             800               -               801

Share issue expenses                                 -           -            (191)              -              (191)

Net loss                                             -           -               -          (6,150)           (6,150)
                                          ------------     -------      ----------      ----------        ----------

Balances at December 31, 1998               14,835,000          15          11,720         (10,544)            1,191

Retirement of shares in connection
with Zeolite Mira sale                        (180,000)          -             (45)              -               (45)

Net loss                                             -           -               -          (1,131)           (1,131)
                                          ------------     -------      ----------      ----------        ----------

Balances at December 31, 1999               14,655,000          15          11,675         (11,675)               15
                                          ============     =======      ==========      ==========        ==========




                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      for the year ended December 31, 1999


                                                              Note             1999               1998               1997
                                                                               $000               $000               $000

Net cash used by operating activities                           7              (925)             (3,020)            (4,693)
                                                                          ---------           ---------          ----------

Cash flows from investing activities                                                                  -                  -

Proceeds from disposal of discontinued operations                               740

Acquisition of subsidiaries                                                                                         (1,028)

Net cash acquired on acquisition of subsidiaries                                                                       190

Proceeds from disposal of property, plant and equipment
                                                                                 32                   -                  -
                                                                          ---------           ---------          ---------

Net cash used in investing activities                                                                                 (838)

Net cash provided by investing activities                                       772                   -                  -
                                                                          ---------           ---------          ---------

Cash flows from financing activities                                              -                 610              8,105
                                                                          ---------           ---------          ---------

Proceeds from issuance of common stock

Net cash provided by financing activities                                         -                 610              8,105
                                                                          ---------           ---------          ---------

Net decrease in cash and cash equivalents                                      (153)             (2,410)             2,574
Cash and cash equivalents at beginning of year                                  166               2,576                  2
                                                                          ---------           ---------          ---------

Cash and cash equivalents at end of year                                         13                 166              2,576
                                                                          =========           =========          =========

Major non-cash transactions


During 1999,  as part of the disposal of the company's  interest in Zeolite Mira
S.r.l.,  180,000  shares of the  company's  stock were returned to the company.

The accompanying notes are an integral part of these consolidated financial statements.


                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

1        Summary of significant accounting policies and practices

         (a)      Description of business

                  IKON Ventures Inc. ("the Company") was incorporated in Nevada on May 31, 1997. The Company operated a Zeolite and related chemicals production facility in Mira, Italy, through its main subsidiary Zeolite Mira S.r.l. ("Zeolite Mira"). The Company's customers were major European detergent companies with a small proportion of production being sold through trading companies.

                  At the beginning of 1999 Zeolite Mira was sold and has been treated as a discontinued operation in the financial statements and accompanying notes. The company now has no trading operations and is exploring new opportunities.

         (b)      Principles of consolidation

                  The consolidated financial statements include the financial statements of the Company and its subsidiaries. The company does not recognise receivables from minority interests in respect of deficits on shareholders' equity. All significant inter-company balances and transactions are eliminated on consolidation.

                  In view of the sale of the company's interest in Zeolite Mira in early 1999, the trading results of this subsidiary from January 1, 1999 to the date of disposal on March 24, 1999 have been excluded from the financial statements on the grounds that the company did not have effective control of the subsidiary during this period.

         (c)      Cash equivalents

                  The company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         (d)      Property, plant and equipment

                  Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (continued)

1        Summary of significant accounting policies and practices (continued)

         (e)      Research and development

                  Research and development costs are expensed as incurred. There were no research and development cost in the years ended December 31, 1999 and 1998.

         (f)      Income taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

         (g)      Commitment and contingencies

                  Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realisation are separately recorded, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board Interpretation No.39, Offsetting of Amounts Related to Certain Contracts.

                  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1 was adopted by the company on January 1, 1998 and requires, among other things, environmental remediation liabilities to be accrued when the criteria of Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, have been met. The guidance provided by SOP 96-1 is consistent with the company's current method of accounting for environmental remediation costs and, therefore, adoption of this new Statement does not have a material impact on the Company's financial position, results of operations, or liquidity.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (continued)

1        Summary of significant accounting policies and practices (continued)

         (g)      Commitment and contingencies (continued)

                  The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses for environmental remediation obligations generally are recognised no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

         (h)      Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         (i) Impairment of long-lived assets and long-lived assets to be disposed of

                  The Company adopted the provisions of SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognised is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (continued)

1        Summary of significant accounting policies and practices  (continued)

         (i) Impairment of long-lived assets and long-lived assets to be disposed of (continued)

                  During 1998, the Company performed a review of their long-lived assets and determined that an impairment of certain Zeolite Mira assets existed as at December 31, 1998. As a result, a charge of $2,917,000 was recorded in 1998 to write the assets down to net realisable value. Zeolite Mira was subsequently sold for its written down value in 1999.

         (j)      Foreign currency translation

                  Assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. For operations using the US dollar or the currency of a highly inflationary economy as their functional currency, translation gains or losses or generally reported in non-interest revenues. Translation gains and losses for operations using any other currency as their functional currency are reported, net of tax effects, in stockholders' equity as cumulative translation adjustments.

2       Financial position and basis of accounting

        These consolidated financial statements have been prepared on a going concern basis which contemplates the commencement, continuation and expansion of trading activities as well as the realisation of assets and liquidation of liabilities in the ordinary course of business.

        During 1997 the Company acquired the net liabilities of Zeolite Mira, issuing shares to finance the acquisition. The Company traded at a loss during 1997 and Zeolite Mira continued to record losses in 1998, depleting the Company's cash resources. The Company sold Zeolite Mira in 1999 resulting in the Company having no operating entities.

        Management's future plans for the company are to raise further capital from both existing and new shareholders and to use the proceeds to acquire additional businesses. Discussions are currently underway with a number of possible acquirees.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (continued)

2       Financial position and basis of accounting (continued)

        The Company's continuation as a going concern is dependent on its ability to issue new stock which will be required to fund the purchase of additional businesses. This factor among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3       Acquisition and dispositions

        1998

        On July 7, 1998, the Company sold the entire share capital of Deacon Holding N.V. ("Deacon Holding") to the Holding Institute of General and Physical Chemistry and Professor Vucelic, both of whom are related parties to the Company. The Company received $6,908,000 through the return of 2,295,000 shares of the Company's stock. The market value of these shares on return was lower than the deemed value on acquisition which resulted in a loss on disposal of $2,272,000. To reflect this, the book value of Deacon Holding at December 31, 1997 was written down to the disposal price and a provision for the loss on disposal was recorded in the 1997 income statement.

        Also on July 7, 1998, the Company disposed of its interest in Bexley Ltd. ("Bexley") to Hemslade Trading Limited. The company received consideration of $1,083,000 and recorded a loss on disposal of $247,000 in the 1998 income statement.

        1999

        On March 24, 1999 the Company sold the 90% of the capital stock of Zeolite Mira it owned. The consideration was $600,000 cash, the return of 180,000 shares of the Company's stock and the cancellation of all indebtedness between the company and Zeolite Mira. Part of the loss arising on the sale was provided in the 1998 accounts and the balance has been provided in 1999.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (continued)


4       Discontinued operations

        On March 24, 1999, the Company completed the sale of its sole operating subsidiary, Zeolite Mira, to CEFT Engineering & Trading AG, a Swiss registered company. Under the terms of the purchase agreement, the Company received $600,000 cash consideration and the return of 180,000 shares of the Company's common stock. Results of these operations were classified as discontinued in 1998 and the trading of Zeolite Mira form January 1, 1999 to March 24, 1999 has been excluded from these financial statements on the grounds that the company did not have effective control of the subsidiary during that period. Summarised financial information on the discontinued operations is as follows:



                                                                                              1999              1998

                                                                                              $000              $000

         Net sales                                                                                  -           20,368
                                                                                           ----------       ----------

         Gross profit                                                                               -              212
                                                                                           ----------       ----------

         Operating loss (note (i))                                                                  -           (4,133)
                                                                                           ----------       ----------

         Loss from discontinued operations                                                          -           (3,939)
                                                                                           ==========       ==========

         Loss on disposal of discontinued operations (note (ii))                                 (440)            (491)
                                                                                           ==========       ==========

        (i) Included in the determination of operating loss in 1998 is a charge of $2,917,000 related to the permanent impairment of goodwill. The goodwill was related to the 1998 acquisition by the Company.

       (ii) Loss on disposal of discontinued operations in 1999 includes a tax credit of $80,000.


                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (continued)


4       Discontinued operations (continued)




                                                                                              1999              1998
                                                                                              $000              $000

         Net assets of discontinued operations                                                      -            7,818

         Current assets
         Property, plant and equipment                                                              -            5,095
         Other assets                                                                               -               64
         Current liabilities                                                                        -          (11,574)
         Other liabilities                                                                          -             (803)
                                                                                           ----------       ----------

         Net assets of discontinued operations                                                      -              600
                                                                                           ==========       ==========



                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (continued)

5       Fair value of financial instruments

        SFAS No 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, trade accounts receivable, other current assets, trade accounts payables and accrued expenses are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

6       Income taxes

        No credit has been taken for the operating losses which potentially give rise to a deferred tax asset for the Company, on the grounds that the directors do not believe that the company will be able to derive any value from such an asset.

7       Reconciliation of net loss to net cash provided by operating activities

        The reconciliation of net loss to net cash provided by operating activities was as follows:



                                                                                             1999              1998
                                                                                              $000              $000

         Net loss                                                                              (1,131)          (6,150)
                                                                                                    -            3,939
         Adjustments  to  reconcile  loss  to net  cash  provided  by operating activities:

         Loss from discontinued operations
         Loss on disposal of discontinued operations                                              440              491
                                                                                                   18               37
         Changes in assets and liabilities net of effect from acquisitions and disposals:
         Depreciation and amortisation of property, plant and equipment
         Decrease (increase) in accounts receivable                                               604             (456)
         Decrease in accounts payable                                                            (266)            (604)
         (Decrease) increase in accrued expenses and liabilities                                  (54)              65
         Decrease (increase) in prepayments and other assets                                       39              (95)
                                                                                            ---------        ---------

         Cash used by continuing operations                                                      (350)          (2,773)
         Cash used by discontinued operations                                                    (575)            (247)
                                                                                            ---------        ---------

         Cash used by operating activities                                                       (925)          (3,020)
                                                                                            =========        =========


                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (continued)


8        Stock option plan

        On June 20, 1998 the directors of IKON Ventures Inc. adopted a stock option plan (the "Plan") pursuant to which the Board of Directors of IKON Ventures Inc. may grant stock options to Officers, Directors and key employees. The Plan authorises grants of options to purchase up to 3,500,000 shares of authorised but un-issued common stock. At December 31, 1999 no options had been granted under the Plan.

9       Related party transactions

         (i) The services stated below were provided to Zeolite Mira by the Institute of General and Physical Chemistry, which held a 10% share in Zeolite Mira.

                                                          1999              1998
                                                          $000              $000

                  Technical assistance                        -              122
                                                     ==========       ==========

        (ii) Sigma S.A., a company for which Mr I W Rice, a director of IKON Ventures Inc. acts as a consultant provided consultancy fees to the company. The amounts paid to Sigma S.A. in 1999 and 1998 were $148,864 and $161,808 respectively.

10      Business and credit concentrations

        The business is not currently trading and has no concentration of business or credit risk.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     KPMG ("KPMG") were previously the principal accountants for the Company.

     On March 14, 2000, the engagement of KPMG was terminated by the Company's board of directors.

     In connection with the audit by KPMG of the Company's consolidated balance sheets for the fiscal years ended December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the two years then ended, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused KPMG to make reference in connection with their opinion to the subject matter of the disagreement.

     None of the matters described in Item 304(a)(v) of Regulation S-B are applicable.

     On March 14, 2000, the board of directors of the Company resolved to engage HLB Kidsons ("Kidsons") to be the Company's independent auditor which engagement became effective on or around that date. Kidsons had not previously provided any services to the Company.



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth the name, age and position of each director and executive officer of the Company as of the date hereof.

NAME                         AGE               POSITION
Ian Rice                     60                Chairman, Chief Executive Officer
                                                and Director
Stephen Gross                51                Treasurer and Director
Kurt Schlapfer               46                Secretary and Director

         There are no family  relationships  among the officers  and  directors.
There is no arrangement or understanding between the Company (or any of its directors or officers) and any other persons pursuant to which such person was or is to be selected as a director or officer, or under which any officer or director is acting or will act on behalf of or at the direction of any other person. The directors and officers are expected to devote their time to the Company's affairs on an "as needed" basis and in the case of Mr. Rice, as reasonably requested by the Company, but are not required to make any specific portion of their time available to the Company. It is anticipated that officers and directors in the aggregate will, on average, devote no more than 30 hours per week to the Company`s affairs.

         Ian Rice has been Chairman, Chief Executive Officer and a director of the Company since June 1997. From June 1999 to September 1999, Mr. Rice was President and a director, and since September 1999 to date has been Chairman, of Wall Street Strategies Corporation, a provider of financial services whose shares are traded on the OTC Bulletin Board. From January 1994 until October 1996, Mr. Rice was Chairman and a director of Asia Media Communications, Ltd. (n/k/a My Web Inc.com), then a holding company based in Switzerland whose shares are traded on the OTC Bulletin Board. From November 1985, until the present, Mr. Rice has been employed as a consultant to Sigma Limited S.A., a private investment firm based in Switzerland.

         Stephen Gross has been a director of the Company since June 1997. Mr. Gross is a certified public accountant and since November 1970 to date, has been the Chairman of the Board of HLB Gross Collins, P.C., an accounting firm located in Atlanta, Georgia. During the past five years, Mr. Gross has been a director of the following companies, all of whose shares are publicly traded: Charter Bank & Trust from January 1987 to January 1997; Common Sense Trusts from January 1987 to date; Comstar.net, Inc. from November 1999 to date; e-bank,com, Inc. from April 1998 to date; Van Kampen American Capital Bond Fund, Inc., SSB Concert Investment Series, from January 1998 to date; Van Kampen American
Capital Exchange Fund from January 1996 to January 1998; Van Kampen American Capital Convertible Securities from January 1996 to January 1998; Van Kampen Capital Income Trust from January 1996 to January 1998; Wall Street Strategies Corporation from August 1999 to date; and WebMD, Inc. from January 1997 to August 1998.

         Kurt Schlapfer has been Secretary and a director of the Company since June 1997. From October 1997 to date, Mr. Schlapfer has been President and Chief Executive Officer of JML Portfolio Management Ltd., a private investment advisor based in Zug, Switzerland. From February 1992, until June 1998, Mr. Schlapfer was a director, and from June 1995 until June 1998, the President and Chief Financial Officer, of Marshall Minerals Corp., a Canadian gold mining company whose shares are publicly traded on the Toronto Stock Exchange. From June 1996, until June 1998, Mr. Schlapfer was a director of Eden Roc Mineral Corp., a Canadian gold mining company whose shares are publicly traded on the Toronto Stock Exchange.

Prior Experience With Blank Check Companies

                  With the exception of Mr. Rice, none of the officers or directors of the Company has ever been an executive officer or director of a blank check or "blind pool" company that conducted a public offering. Mr. Rice has been an executive officer and director of two blank check companies (one of which, Asia Media Communications, Ltd., was a reporting company, i.e., required to file periodic reports with the SEC, while Mr. Rice served in such capacities), and his experience is detailed below.

                  1. Asia Media Communications, Ltd. (n/k/a My Web Inc.com)("AMCL") - Organized in 1985 in Nevada. In January 1994, as part of a federal bankruptcy court approved plan of reorganization, AMCL acquired all of the assets of a corporation owned and controlled by Mr. Rice and his daughter consisting of a film library. In connection with such acquisition, Mr. Rice and his daughter were issued 3,800,000 shares of AMCL, representing approximately 54% of the then total issued and outstanding capital stock of AMCL, and Mr. Rice and his daughter were elected as directors and Mr. Rice was elected as Chairman and Chief Executive Officer of AMCL. Commercial exploitation of the film library proved not viable and the Company was inactive until March 18, 1996 when it merged with Kremlyovskaya Group, Inc. ("KGI"), a privately held corporation engaged in the distribution of a proprietary premium brand of vodka and other luxury goods. In connection with the merger, the former shareholders of KGI were issued a controlling interest in the shares of AMCL, all of the directors of AMCL immediately prior to the merger other than Mr. Rice resigned and Mr. Rice and his daughter voluntarily canceled 3,0592,000 shares of AMCL common stock owned by them. Mr. Rice remained a director and the Chairman.

                  On October 9, 1996, the merger with KGI was rescinded on account of certain breaches of the representations and warranties made by the former shareholders of KGI and all of the shares of AMCL issued to such shareholders were canceled. As a result, Mr. Rice again became the controlling shareholder of AMCL.

                  In October 1997, Mr. Rice and another shareholder of AMCL, sold to an unrelated party 2,220,000 and 1,435,667 shares, respectively of AMCL for an aggregate consideration of $150,000 (approximately $.04 per share) and Mr. Rice resigned as an officer and director of AMHL. Mr. Rice was retained for a period of 90 days as a consultant to AMCL for which he received 750,000 shares of AMCL.

                  2. Wall Street Strategies Corporation ("WSSC") - Organized in 1999 in Nevada under the name Vacation Emporium Corporation as a successor to The Vacation Emporium International, Inc., a Colorado corporation. In June 1999, Mr. Rice purchased 8,000,000 shares of common stock of WSSC, representing approximately 57% of the total shares of WSSC common stock then issued and outstanding, for $20,000 and was elected the sole director and President of WSSC. At the time, WSSC was a blank check company. In September 1999, WSSC acquired all of the capital stock of Wall Street Strategies Inc., a private company engaged in providing financial services, in exchange for 9,455,898 shares of WSSC's common stock, representing approximately 53.84% of the total shares of WSSC common stock then issued and outstanding. Mr. Rice resigned as president but was elected Chairman. Mr. Rice has not sold or otherwise disposed of any of his shares of WSSC common stock except that immediately prior to the acquisition he voluntarily canceled 7, 850,000 of his shares in WSSC.

Potential Conflicts Of Interest

                  None of the Company's officers or directors are presently affiliated with any other company having a similar business plan to that of the Company. If any officer or director should become so affiliated, the interests of such company may from time to time be inconsistent in some respects with the interests of the Company because both may be competing directly or indirectly for the acquisition of a combination candidate. There may be factors that make the Company or such other company more or less attractive to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, articles of incorporation or by-law provisions, etc. However, any such conflicts would not be expected to be resolved through arm's-length negotiation, but rather in the discretion of management.

                  Certain conflicts of interest may also arise between the Company and its officers and directors due to the fact that each has other employment and business interests to which he devotes his primary attention. The

Company has not established policies or procedures for the resolution of conflicts of interest between the Company and its management.

                  There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors of the Company are accountable to the Company and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs and in their dealings with the company. Failure by them to conduct the Company's business in its best interests may result in liability to them.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Since the Company was not a reporting company under the Exchange Act during the last fiscal year, no such reports were required to be filed until after the end of the fiscal year ended December 31, 1999.

Item 10.  Executive Compensation

Cash And Other Compensation

         During the three preceding fiscal years, the Company has not paid any cash or cash equivalent compensation to any named executive officer or director of the Company except as follows:



-----------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
-------------------------- --------------------------------------------------------------------------------------------
                                                 Annual Compensation
-------------------------- ------------------ ---------------------- ---------------- ---------------------------------

        Name and                                                                                Other Annual
   Principal Position            Year                Salary               Bonus                 Compensation
                                                       ($)                 ($)                      ($)
           (a)                    (b)                  (c)                 (d)                      (e)

-------------------------- ------------------ ---------------------- ----------------- -------------------------------
Ian Rice, CEO              1996               $0.00                  $0.00             $0.00
-------------------------- ------------------ ---------------------- ----------------- -------------------------------
                           1997               $64,000*               $0.00             $0.00
-------------------------- ------------------ ---------------------- ----------------- -------------------------------
                           1998               $147,000*              $0.00             $0.00
-------------------------- ------------------ ---------------------- ----------------- -------------------------------


*Paid as a consulting fee to Sigma Limited S.A., a Swiss corporation ("Sigma"), for the services of its consultant, Ian Rice, pursuant to a Consulting Agreement, dated as of July 1, 1997 and as amended on October 27, 1997. The agreement expired on June 30, 2000 and provided for the payment of an annual consulting fee of $147,000. On January 10, 2000, Sigma agreed that if the Company had insufficient funds to pay the required consulting fee the Company could defer payment thereof until such time as the Company completed a combination transaction. All of the capital stock of Sigma is owned by a discretionary trust of which Mr. Rice is neither a trustee nor a beneficiary. Among the discretionary beneficiaries of the trust are members of Mr. Rice's family. Mr. Rice disclaims beneficial ownership of Sigma.

Compensation Pursuant To Plans

         No director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express, or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company, although the Company anticipates that it may compensate its officers or directors for services to the Company with options to purchase stock, in lieu of cash.

         In June 1997, the Company's board of directors adopted an incentive program and pursuant thereto granted options to various officers and directors, all subject to approval by the Company's shareholders. The program was never approved by shareholders and in 1998 the program and the options granted thereunder were terminated. In 1999, the board of directors adopted and the shareholders approved an incentive program. The Company has no long-term incentive plan, as that term is defined in the rules and regulations of the SEC.

1999 Incentive Program

         The Company has adopted the 1999 Incentive Program (the "Program") that permits the granting of any or all of the following types of awards: stock options, including incentive stock options, stock appreciation rights in tandem with stock options or free standing and restricted stock grants. The purpose of the Program is to promote the growth of the Company by enabling the Company to attract and retain the best available persons for positions of substantial responsibility and to provide certain key employees with additional incentives to contribute to the success of the Company.

          The aggregate number of shares that may be issued or transferred under the Program is 2,225,000, plus (i) any shares that are forfeited under the program, plus (ii) the number of shares repurchased by the company in the open market and otherwise with an aggregate price no greater than the cash received by the Company from the sale of shares under the Program; plus (iii) any shares surrendered to the Company in payment of the exercise price of options issued under the Program. However, no award may be issued that would bring the total of all outstanding awards under the Program to more than 15% of the total number of shares of Common Stock of the Company at the time outstanding.

         Eligible participants under the program include executives, directors, professional or administrative employees, consultants or advisors to the Company or any subsidiary thereof, all of whom are referred to as "Grantees." Incentive stock options may be granted under the Program only to selected employees (including officers) of the Company and its affiliates. All Grantees may be awarded grants under the Program other than incentive stock options.

         The maximum term of incentive stock options under the Program is 10 years, except that in certain cases, as discussed below, the maximum term is five years. The exercise price of incentive stock options under the program may not be less than the fair market value of the common Stock subject to the option on the date of grant and, in some cases, as discussed below, may not be less than 110% of such fair market value. The exercise price of non-qualified options under the Program is determined by the Company's board of directors (or a committee thereof if so appointed) which is the administrator of the Program.

         No incentive stock option may be granted under the Program to any person who, at the time of grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the option price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option does not exceed five years from the date of grant. For incentive stock options granted under the program. The aggregate fair market value, determined at the date of grant, of the shares of Common Stock with respect to which such options are exercisable for the first time by any grantee during any calendar year may not exceed

         Grants under the program may only be exercised while the Grantee is in the employment or consultancy of the Company, except that the board may grant may provide for partial or complete exceptions to this requirement. The Program terminates on the tenth anniversary of its effective date unless terminated earlier by the board or extended by the board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

         The following table sets forth information as of July 20, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer of the Company and (iii) all directors and officers as a group. The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right.

                                                    Number of            Percent
Name and Address of Beneficial Owner                Shares Owned         Owned

Ian Rice.....................................       837,900               5.55%
c/o Ikon Ventures, Inc.
163-169 Brompton Road
London SW 3 1PY
England

All Executive Officers and Directors
as a Group (3 persons)..........................    837,900               5.55%

Changes In Control

         A change in control of the Company probably will occur upon consummation of a business combination, which is anticipated to involve a significant change in ownership of the Company and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

Item 12.  Certain Relationships and Related Transactions

         The Company has not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor has the Company entered into transactions with any member of the immediate families of the foregoing persons (includes spouse, parents, children, siblings, and in-laws) nor is any such transaction proposed, except that during 1998 the Holding Societa Per La Generale Fisica E Chimica Spa in Proprieta Mista (Holding Institute of General & Physical Chemistry), the then owner of approximately 10% of the Company's issued and outstanding shares of Common Stock and controlled by Professor Dusan Vucelic, the then President and a director of the Company, provided certain technical assistance to the Company's then 90% owned subsidiary, Zeolite Mira s.r.l. for which the Company paid the Institute $122,000.

         It is the policy of the Company with respect to insider transactions, that all transactions between the Company, its officers, directors, principal stockholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the board of directors. The Company believes that the transaction described above complied with such policy.

           In addition, on January 10, 2000, Sigma Limited S.A., the provider of Ian Rice's services to the Company, agreed that the Company may defer any consultancy fees payable to Sigma until such time as the Company completes a combination transaction whereupon all deferred fees shall be due and payable.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

         (a)      Exhibits

Exhibit Number      Description of Exhibit*
3.1(1)              Articles of Incorporation, as amended

3.1(2)              Certificate of Amendment to Articles of Incorporation
3.2                 Registrant's By-laws
4.1                 Specimen Common Stock Certificate
4.1                 Form of Warrant Issued to Purchasers of Units
10.1                Consulting  Agreement  dated  as  of  July 1,  1997  between
                    Registrant and Sigma Limited S.A.
10.2                Amendment to Consulting Agreement, dated October 10, 1997
                    between Registrant and Sigma Limited S.A
10.3                Letter from Sigma Limited S.A. amending Consulting Agreement dated January 10, 2000
10.4                1999 Incentive Program
16                  Letter from KPMG**
27.1                Financial Data Schedule**
-------------------
    * Except as indicated otherwise, all exhibits are incorporated by reference to Registrant's Registration Statement on Form 10-SB.
   ** Included herewith.

b)    Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                IKON VENTURES, INC.


                                                By:   /s/
                                                   -----------------------------
                                                   Ian Rice, Chairman, President
                                                   and Chief Executive Officer


Dated: July ___, 2000


Name                                     Title                     Date



/s/                                      Director                  July 20, 2000
-----------------------------
Ian Rice



/s/                                      Director                  July 21, 2000
-----------------------------
Stephen Gross


/s/                                      Director                  July 20, 2000
-----------------------------            Chief Financial
Kurt Schlapfer                            and Accounting Officer