Form 10QSB
period 2000-03-31
IKON VENTURES INC
filed 2000-08-04
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        COMMISSION FILE NUMBER: 000-29331

                               IKON VENTURES, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)


          NEVADA                                                  76-0270295
(State or Other Jurisdiction                                    (IRS Employer
of Incorporation or Organization)                            Identification No.)

    Suite 305, Collier House, 163/169 Brompton Road, London, England SW3 1PY
                    (Address of Principal Executive Offices)

                                011-171-591-4435
                 Issuer's Telephone Number. Including Area Code

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _x_ No___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 24, 2000 the registrant had 15,105,000 shares of Common Stock outstanding.

                               IKON VENTURES, INC.

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    for the three months ended March 31, 2000



                                    Contents



Consolidated Balance Sheet at March 31, 2000 and December 31, 1999             2

Consolidated Statement of Operations for the Three Months Ended                3
March 31, 2000 and 1999

Consolidated Statement of Stockholders' Equity for the Three                   4
Months Ended March 31, 2000

Consolidated Statement of Cash Flows for the Three Months Ended                5
March 31, 2000 and 1999

Notes to the Consolidated Financial Statements                                 6



                               IKON VENTURES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                at March 31, 2000


                                                                          March 31, 2000     December 31,
                                                                 Notes         2000              1999
                                                                               $000              $000

Assets

Current assets

Cash and cash equivalents                                                            9               13
Trade accounts receivable, net                                                       -                -
Prepaid and other current assets                                                    16               56
                                                                             ---------        ---------

Total current assets                                                                25               69

Property, plant and equipment, net                                                   2                2
Net assets of discontinued operations                              4                 -                -
                                                                             ---------        ---------

                                                                                    27               71
                                                                             =========        =========

Liabilities and stockholders' equity

Current liabilities

Trade accounts payable                                                              65               18
Accrued expenses and other                                                          74               38
                                                                             ---------        ---------

Total current liabilities                                                          139               56
                                                                                     -                -
                                                                             ---------        ---------
Other liabilities

Total liabilities                                                                  139               56
                                                                             ---------        ---------

Stockholders' equity
Common stock, $0.001 par value.
Authorised 100,000,000 shares; issued and
outstanding 15,055,000 shares in 2000 and
14,655,000 shares in 1999                                                           15               15
Additional paid-in capital                                                      11,715           11,675
Accumulated deficit                                                            (11,842)         (11,143)
                                                                             ---------        ---------

Total stockholders' equity                                                        (112)              15
                                                                             ---------        ---------

Total liabilities and stockholders' equity                                          27               71
                                                                             =========        =========


The accompanying notes are an integral part of these consolidated financial statements.


                               IKON VENTURES, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                    for the three months ended March 31, 2000


                                                                       Notes         2000              1999
                                                                                     $000              $000

Net sales - continuing operations                                                           -                -
Cost of goods sold - continuing operations                                                  -                -
                                                                                   ----------       ----------

Gross profit - continuing operations                                                        -                -

Selling, general and administrative expenses                                             (167)            (159)
                                                                                   ----------       ----------

Operating loss - continuing operations                                                   (167)            (159)

Other income, net                                                                           -                -
                                                                                   ----------       ----------

Loss from continuing operations before provision for income taxes                        (167)            (159)

Provision for income tax                                                 6                  -                -
                                                                                   ----------       ----------

Loss from continuing operations                                                          (167)            (159)

Net loss from discontinued operations                                    4                  -                -
Loss on disposal of discontinued operations                              4                  -             (440)
                                                                                   ----------       ----------

Net loss                                                                 2               (167)            (599)
                                                                                   ==========       ==========

Loss per common share (basic)   -  all operations                                      ($0.011)         ($0.04)
                                                                                   ===========      ==========

                                -  continuing operations                               ($0.011)         ($0.01)
                                                                                   ===========      ==========

                                -  discontinued operations                               -              ($0.03)
                                                                                   =======          ==========


The accompanying notes are an integral part of these consolidated financial statements.


                               IKON VENTURES, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    for the three months ended March 31, 2000

                                         Shares             Common       Additional      Accumulated          Total
                                                             stock        paid in          deficit        stockholders
                                                             $000         capital            $000            equity
                                                                            $000                              $000

Balances at March 31, 1999                  14,655,000          15          11,675         (11,143)              547




Net loss                                             -           -               -            (532)             (532)
                                          ------------     -------      ----------      ----------        ----------

Balances at December 31, 1999               14,655,000          15          11,675         (11,675)               15

Issuance of common stock in settlement         400,000           -              40               -                40
of suppliers charges

Net loss                                             -           -               -            (118)             (118)
                                          ------------     -------      ----------      ----------        ----------

Balances at March 31, 2000                  15,055,000          15          11,715         (11,793)              (63)
                                          ============     =======      ==========      ==========        ===========



                               IKON VENTURES, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                    for the three months ended March 31, 2000


                                                                                 Note         2000              1999
                                                                                              $000              $000

Net cash used by operating activities                                              7              (4)            (645)
                                                                                           ---------        ---------

Cash flows from investing activities                                                               -              600

Proceeds from disposal of discontinued operations
Proceeds from disposal of property, plant and equipment                                            -                -
                                                                                           ---------        ---------

Net cash provided by investing activities                                                         (4)             (45)
                                                                                           ----------       ----------

Cash flows from financing activities                                                               -                -
                                                                                           ---------        ---------

Proceeds from issuance of common stock

Net cash provided by financing activities                                                          -                -
                                                                                           ---------        ---------

Net decrease in cash and cash equivalents                                                         (4)             (45)
Cash and cash equivalents at beginning of year                                                    13              166
                                                                                           ---------        ---------

Cash and cash equivalents at March 31                                                              9              121
                                                                                           =========        =========

Major non-cash transactions

During the three months to March 31, 2000, as part of the settlement of an amount due to a supplier, 400,000 shares of the Company's stock were issued at a value of $0.1 per share.


The accompanying notes are an integral part of these consolidated financial statements.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000


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

                  In view of the sale of the Company's interest in Zeolite Mira in early 1999, the trading results of this subsidiary from January 1, 1999 to the date of disposal on March 24, 1999 have been excluded from the prior year comparatives on the grounds that the company did not have effective control of the subsidiary during this period.

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

         (e)      Research and development

                  Research and development costs are expensed as incurred. There were no research and development costs in the three months ended March 31, 2000 and 1999.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (continued)

1        Summary of significant accounting policies and practices (continued)

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

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (continued)

1        Summary of significant accounting policies and practices (continued)

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

         (j)      Foreign currency translation

                  Assets and liabilities denominated in foreign currencies are translated into US dollars at current exchange rates. For operations using the US dollar or the currency of a highly inflationary economy as their functional currency, translation gains or losses are generally reported in non-interest revenues. Translation gains and losses for operations using any other currency as their functional currency are reported, net of tax effects, in stockholders' equity as cumulative translation adjustments.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (continued)



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

3        Acquisitions and dispositions

         1999

         On March 24, 1999 the Company sold the 90% of the capital stock of Zeolite Mira it owned. The consideration was $600,000 cash, the return of 180,000 shares of the Company's stock and the cancellation of all indebtedness between the Company and Zeolite Mira. Part of the loss arising on the sale was provided in the 1998 accounts and the balance has been provided in 1999.

4        Discontinued operations

         On March 24, 1999, the Company completed the sale of its sole operating subsidiary, Zeolite Mira, to CEFT Engineering & Trading AG, a Swiss registered company. Under the terms of the purchase agreement, the Company received $600,000 cash consideration and the return of 180,000 shares of the Company's common stock. Results of these operations were classified as discontinued in 1998 and the trading of Zeolite Mira from January 1, 1999 to March 24, 1999 has been excluded from these financial statements on the grounds that the Company did not have effective control of the subsidiary during that period. Summarised financial information on the discontinued operations is as follows:

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (continued)

4        Discontinued operations (continued)

                                                                                              2000              1999
                                                                                              $000              $000

         Net sales                                                                                  -                -
                                                                                           ----------       ----------

         Gross profit                                                                               -                -
                                                                                           ----------       ----------

         Operating loss (note (i))                                                                  -                -
                                                                                           ----------       ----------

         Loss from discontinued operations                                                          -                -
                                                                                           ==========       ==========

         Loss on disposal of discontinued operations (note (i))                                     -             (440)
                                                                                           ==========       ==========



         (i)      Loss on disposal of discontinued operations in 1999 includes a tax credit of $80,000.

                                                                                              2000              1999
                                                                                              $000              $000
         Net assets of discontinued operations                                                      -                -

         Current assets
         Property, plant and equipment                                                              -                -
         Other assets                                                                               -                -
         Current liabilities                                                                        -                -
         Other liabilities                                                                          -                -
                                                                                           ----------       ----------

         Net assets of discontinued operations                                                      -                -
                                                                                           ==========       ==========

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (continued)

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

7        Reconciliation of net loss to net cash provided by operating activities

         The reconciliation of net loss to net cash provided by operating activities was as follows:



                                                                                              2000              1999
                                                                                              $000              $000

         Net loss                                                                                (167)            (599)

         Adjustments to reconcile loss to net cash provided by operating activities:

         Issue of common stock in payment of supplier                                              40                -

         Loss on disposal of discontinued operations                                                -              440

         Changes in assets and liabilities net of effect from acquisitions and disposals:

         Depreciation and amortisation of property, plant and equipment                             -                3
         Decrease (increase) in accounts receivable                                                 -              144
         (Decrease) increase in accounts payable                                                   47              (92)
         (Decrease) increase in accrued expenses and liabilities                                  (13)            (126)
         Decrease (increase) in prepayments and other assets                                       40               70
                                                                                            ---------        ---------

         Cash used by continuing operations                                                        (4)            (160)
         Cash used by discontinued operations                                                       -             (485)
                                                                                            ---------        ---------

         Cash used by operating activities                                                         (4)            (645)
                                                                                            =========        =========

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (continued)


8        Stock option plan

         On June 20, 1998 the directors of IKON Ventures, Inc. adopted a stock option plan (the "Plan") pursuant to which the Board of Directors of IKON Ventures, Inc. may grant stock options to Officers, Directors and key employees. The Plan authorises grants of options to purchase up to 3,500,000 shares of authorised but un-issued common stock. At March 31, 2000 no options had been granted under the Plan.

9        Related party transactions

         (i) Mr. I.W. Rice, a director of IKON, paid the following amounts in settlement of a debt to a supplier in the period of three months to March 31, 2000. The amounts paid have been shown as a liability of the company and are payable to Mr. Rice.



                                                                                              2000              1999
                                                                                              $000              $000

                  Debt settled on behalf of IKON                                                  15                -
                                                                                             =======           ======

         (ii) Sigma Limited S.A., a company for which Mr. Rice, a director of IKON Ventures Inc., acts as consultant, provided consultancy services to the company pursuant to a consulting agreement. The amounts paid to Sigma Limited S.A. in the three months to March 31, 2000 and 1999 were $nil and $36,750, respectively. As a result, a total of $49,000 has been included as a liability under accrued expenses to account for unpaid amounts under the consulting agreement. Such amount is not due until the company completes a business combination.

10       Business and credit concentrations

         The business is not currently trading and has no concentration of business or credit risk.

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

         The Company has been inactive since April 1999, when it disposed of all of its then operations. Accordingly, management believes that comparison between the results of operations for the current period and prior periods would not be meaningful.

Liquidity And Capital Resources

         As of March 31, 2000, the Company's principal sources of liquidity consisted of cash of $9,000. As of May 31, 2000, the Company had approximately $3,700 in cash and no material liabilities. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants and monthly rental payments of approximately $1,500 for its executive office suite. In addition, the Company was obligated to pay a monthly consulting fee of $12,250 to Sigma Limited S.A. for the services of the Company's Chairman. This agreement expired by its terms on June 30, 2000. Effective January 2000, Sigma has agreed that the Company may defer payment of such fee until the completion of a combination transaction by the Company.

         The Company does not anticipate that funding will be necessary in order to complete a proposed business combination, except possibly for fees and costs of the Company's professional advisers. Accordingly, there are no plans to raise capital to finance any business combination, nor does management believe that any combination candidate will expect cash from the Company. The Company hopes to require the candidate companies to deposit with the Company an advance that the Company can use to defray professional fees and costs and travel, lodging and other due diligence costs of management. Otherwise, management would have to advance such costs out of their own pockets, and there is no assurance that they will advance such costs.

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

Forward Looking Statements

         This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Company's
management  as  well  as  estimates  and  assumptions   made  by  the  Company's
management.

         When used in the filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions as they relate to the Company or the Company's management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, intended or planned.

                                     PART II
                                OTHER INFORMATION

         Item 1       Legal Proceedings

                      None

         Item 2       Changes in Securities

                      None

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

                      None

         Item 5       Other Information

                      None


         Item 6       Exhibits and Reports on Form 8-K
                      (a)      Exhibits

                          27.1 Financial Data Schedule
                      (b)      Reports on Form 8-K
                          None

                                   SIGNATURES

                      In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized


                                               IKON VENTURES, INC.



         Date August 4, 2000                   By: /s/
                                                  ------------------------------
                                               Ian Rice, Chief Executive Officer
                                               and Principal Financial Officer