Form 10QSB
period 2000-06-30
IKON VENTURES INC
filed 2000-08-14
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                  Yes _x_ No___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 6, 2000, the registrant had 15,055,000 shares of Common Stock outstanding.

                               IKON VENTURES, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2000


                                    Contents


PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of June 30, 2000 (unaudited)
         and December 31, 1999 (audited)                                       3

         Consolidated Statements of Operations for the six months ended
         June 30, 2000 and 1999 (unaudited) and for the
         three months ended June 30, 2000 and 1999 (uanaudited)                4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2000 and 1999 (unaudited)                                    5

         Notes to the Unaudited Consolidated Financial Statements              6

Item 2   Management's Discussion and Analysis or Plan of Operation            13


PART II             OTHER INFORMATION

Item 1              Legal Proceedings                                         14
Item 2              Changes in Securities                                     14
Item 3              Defaults Upon Senior Securities                           14
Item 4              Submission of Matters to a Vote of Security Holders       14
Item 5              Other Information                                         14
Item 6              Exhibits and Reports on Form 8 - K                        14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                               IKON VENTURES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,        December 31,
                                                                                                2000             1999
                                                                                            (unaudited)       (audited)
                                                                                               $000              $000

Assets

Current assets

Cash and cash equivalents                                                                            2               13
Trade accounts receivable, net                                                                       -                -
Prepaid and other current assets                                                                     6               56
                                                                                             ---------        ---------

Total current assets                                                                                 8               69

Property, plant and equipment, net                                                                   4                2

                                                                                             ---------        ---------

                                                                                                    12               71
                                                                                             =========        =========

Liabilities and stockholders' equity

Current liabilities

Trade accounts payable                                                                              57               18
Accrued expenses and other                                                                         127               38
                                                                                             ---------        ---------

Total current liabilities                                                                          184               56
                                                                                                     -                -
                                                                                            ----------        ---------
Other liabilities

Total liabilities                                                                                  184               56
                                                                                            ----------        ---------

Stockholders' equity
Common stock, $0.001 par value.  Authorized 100,000,000 shares; issued and outstanding 15,055,000 shares on June 30, 2000 and 14,655,000 shares
on December 31, 1999                                                                                15               15
Additional paid-in capital                                                                      11,715           11,675
Accumulated deficit                                                                            (11,902)         (11,675)
                                                                                             ---------        ---------

Total stockholders' equity                                                                        (172)              15
                                                                                             ----------       ---------

Total liabilities and stockholders' equity                                                          12               71
                                                                                             =========        =========

The accompanying notes are an integral part of these consolidated financial statements.


                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Six Months                    Three Months
                                                                     Ended June 30,                 Ended June 30,
                                                                  2000            1999           2000           1999
                                                                  $000            $000           $000           $000
                                                              (uanaudited)    (uanaudited)   (uanaudited)    (unaudited)

Net sales - continuing operations                                        -               -               -              -
Cost of goods sold - continuing operations                               -               -               -              -
                                                                ----------      ----------      ----------     ----------

Gross profit - continuing operations                                     -               -               -              -

Selling, general and administrative expenses                          (227)           (454)            (60)          (295)
                                                                -----------     ----------      ----------     ----------

Operating loss - continuing operations                                (227)           (454)            (60)          (295)

Other income, net                                                        -               -               -              -
                                                                ----------      ----------      ----------     ----------

Loss from continuing operations before provision for                  (227)           (454)            (60)          (295)
income taxes

Provision for income tax (6)                                             -               -               -              -
                                                                ----------      ----------      ----------     ----------

Loss from continuing operations                                       (227)           (454)            (60)          (295)

Loss on disposal of discontinued operations (4)                          -            (440)              -              -
                                                                 ----------     -----------     ----------     ----------

Net loss (2)                                                          (227)           (894)            (60)          (295)
                                                                ==========      ==========      ==========     ==========

Loss per common share (basic) - all operations                      ($0.015)        ($0.06)         ($0.004)       ($0.02)
                                                                ===========     ==========      ===========    ==========

                              - continuing operations               ($0.015)        ($0.03)         ($0.004)       ($0.02)
                                                                ===========     ==========      ===========    ==========

                              - discontinued operations                   -         ($0.03)               -             -
                                                                ===========     ==========      ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Six Months Ended June 30,
                                                                                              2000              1999
                                                                                              $000              $000
                                                                                           (unaudited)      (unaudited)

Net cash used by operating activities (7)                                                         (9)            (572)
                                                                                           ---------             -----
Cash flows from investing activities

Purchase  of  equipment                                                                           (2)               -
Proceeds from disposal of discontinued operations (3)                                                             600
Proceeds from disposal of equipment                                                                -               27
                                                                                           ---------        ---------

Net cash provided by investing activities                                                         (2)             627
                                                                                           ----------       ---------

Cash flows from financing activities

Proceeds from issuance of common stock                                                             -                -

Net cash provided by financing activities                                                          -                -
                                                                                           ---------        ---------

Net decrease in cash and cash equivalents                                                        (11)              55
Cash and cash equivalents at beginning of period                                                  13              166
                                                                                           ---------        ---------

Cash and cash equivalents at June 30                                                               2              221
                                                                                           =========        =========

Major non-cash transactions

During the six months ended June 30, 2000 as part of a settlement of an amount due to a supplier, 400,000 shares of the Company's Common Stock were issued at a value of $.01 per share.


The accompanying notes are an integral part of these consolidated financial statements.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000


1        Summary of significant accounting policies and practices

         Description of business

              IKON Ventures, Inc. ("the Company") was incorporated in Nevada on May 31, 1997. The Company operated a Zeolite and related chemicals production facility in Mira, Italy, through its main subsidiary Zeolite Mira S.r.l. ("Zeolite Mira"). The Company's customers were major European detergent companies with a small proportion of production being sold through trading companies.

              At the beginning of 1999 Zeolite Mira was sold. The Company now has no trading operations and is exploring new opportunities.

         (b)  Cash equivalents

              The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         (c)  Property, plant and equipment

              Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

         (d)  Research and development

              Research and development costs are expensed as incurred. There were no research and development costs in the three months ended June 30, 2000 and 1999.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (continued)

1        Summary of significant accounting policies and practices (continued)

         (e)      Income taxes

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

         (f)      Commitment and contingencies

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

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (continued)

1        Summary of significant accounting policies and practices (continued)

         (g)      Use of estimates

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

         (h) Impairment of long-lived assets and long-lived assets to be disposed of

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

         (i)      Foreign currency translation

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

                                  June 30, 2000
                                   (continued)

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

         The Company is seeking to enter into a business combination with one or more as yet unidentified privately held businesses.

         Management intends to raise capital from both existing and new shareholders and to use the proceeds to pay for routine expenses, such as making required filings with the SEC and office rent and related expenses. There can be no assurance that the Company will be able to find sources of financing on terms acceptable to the Company, if at all. If the Company does not find the sources to finance such activities, it may be unable to timely file the reports required under the Securities Exchange Act of 1934, as amended. This could subject the Company to fines and penalties and make it less desirable to a potential combination candidate. This would make it difficult for the Company to pursue its plans to acquire additional businesses.

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

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (continued)


4        Discontinued operations

         On March 24, 1999, the Company completed the sale of its sole operating subsidiary, Zeolite Mira, to CEFT Engineering & Trading, a Swiss registered company. Under the terms of the purchase agreement, the Company received $600,000 cash consideration and the return of 180,000 shares of the Company's common stock. Results of these operations were classified as discontinued in 1998 and the trading of Zeolite Mira from January 1, 1999 to March 24, 1999 has been excluded from these financial statements on the grounds that the Company did not have effective control of the subsidiary during that period. Summarised financial information on the discontinuted operations is as follows:


                                                           Six Months Ended June 30,           Three Months Ended June 30,
                                                            2000                1999             2000              1999
                                                            $000                $000             $000              $000

         Net sales                                              -                    -                 -               -
                                                       ----------           ----------        ----------      ----------

         Gross profit                                           -                    -                 -               -
                                                       ----------           ----------        ----------      ----------

         Operating loss (note (i))                              -                    -                 -               -
                                                       ----------           ----------        ----------      ----------

         Loss from discontinued operations                      -                    -                 -               -
                                                       ==========           ==========        ==========      ==========

         Loss on disposal of discontinued                       -                 (440)                -            (440)
                                                       ==========           ===========       ==========      ==========
         operations (note (i))

         (i)      Loss on disposal of discontinued operations in 1999 includes a tax credit of $80,000.

                                                            Six Months Ended June 30,           Three Months Ended June 30,
                                                             2000               1999               2000             1999
                                                             $000               $000               $000             $000
         Net assets of discontinued operations

         Current assets                                          -                   -                  -                 -
         Property, plant and equipment                           -                   -                  -                 -
         Other assets                                            -                   -                  -                 -
         Current liabilities                                     -                   -                  -                 -
         Other liabilities                                       -                   -                  -                 -
                                                        ----------          ----------         ----------        ----------

         Net assets of discontinued operations                   -                   -                  -                 -
                                                        ----------          ----------         ==========        ==========

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (continued)

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

7        Reconciliation of net loss to net cash provided by operating activities

         The reconciliation of net loss to net cash provided by operating activities was as follows:


                                                                                             Six Months Ended June 30,
                                                                                              2000              1999
                                                                                              $000              $000

         Net loss                                                                             (227)            (894)

         Adjustments to reconcile loss to net cash provided by operating activities:

         Issue of common stock in payment of supplier                                           40                -
         Loss of disposal of discontinued operations                                             -              440


         Changes in assets and liabilities net of effect from acquisitions and disposals:

         Depreciation and amortisation of property, plant and equipment                          -                4
         Decrease (increase) in accounts receivable                                              -              686
         (Decrease) increase in accounts payable                                                39             (260)
         (Decrease) increase in accrued expenses and liabilities                                89             (152)
         Decrease (increase) in prepayments and other assets                                    50               89
                                                                                         ---------        ---------

         Cash used by continuing operations                                                     (9)              87
         Cash used by discontinued operations                                                    -             (485)
                                                                                         ---------        ---------

         Cash used by operating activities                                                      (9)            (572)
                                                                                         =========        =========

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (continued)

8        Stock option plan

         On June 20, 1998 the directors of the Company adopted a stock option plan (the "Plan") pursuant to which the Board of Directors of the Company may grant stock options to officers, directors and key employees. The Plan authorises grants of options to purchase up to 3,500,000 shares of authorised but un-issued common stock. At June 30, 2000 no options had been granted under the Plan.

9        Related party transactions

         (i) Sigma Limited S.A., a company for which Mr. Rice, a director of the Company, acts as a consultant provided funding to the business and made payments to suppliers in the three-month period ended June 30, 2000. The amounts paid have been shown as a liability of the company and are payable to Sigma.


                                                                                   Three Months Ended June 30,
                                                                                       2000            1999
                                                                                       $000            $000

                  Payments made on behalf of IKON                                          14              -
                                                                                     ========       ========


         (ii) Sigma Limited S.A provided consultancy services to the Company pursuant to a consulting agreement. The amounts paid to Sigma Limited S.A. in the three months to June 30, 2000 and 1999 were $nil and $36,750, respectively. As a result, $36,750 has been included as a liability under accrued expenses to account for unpaid amounts under the consulting agreement together with $49,000 previously accrued in the quarterly period ended March 31, 2000. Such amounts are not due until the Company completes a business combination.

10       Business and credit concentrations

         The business is not currently trading and has no concentration of business or credit risk.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

         The Company has been inactive since April 1999, when it disposed of all of its then operations. Accordingly, management believes that comparison between the results of operations for the current period and prior periods would not be meaningful.

Liquidity And Capital Resources

         As of June 30, 2000, the Company's principal sources of liquidity consisted of cash of $2,000 and it had no material liabilities. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants and monthly rental payments of approximately $1,500 for its executive office suite. In addition, the Company was obligated to pay a monthly consulting fee of $12,250 to Sigma Limited S.A. for the services of the Company's Chairman. This agreement expired by its terms on June 30, 2000. Effective January 2000, Sigma agreed that the Company may defer payment of such fee until the completion of a combination transaction by the Company.

         The Company is seeking to enter into a business combination with one or more as yet unidentified privately held businesses. The Company does not anticipate that funding will be necessary in order to complete a proposed combination, except possibly for fees and costs of the Company's professional advisers. Accordingly, there are no plans to raise capital to finance any business combination, nor does management believe that any combination candidate will expect cash from the Company. The Company hopes to require the candidate companies to deposit with the Company an advance that the Company can use to defray professional fees and costs and travel, lodging and other due diligence costs of management. Otherwise, management would have to advance such costs out of their own pockets, and there is no assurance that they will advance such costs.

         Management intends to raise capital from both existing and new shareholders and to use the proceeds to pay for routine expenses, such as making required filings with the SEC and office rent and related expenses. There can be no assurance that the Company will be able to find sources of financing on terms acceptable to the Company, if at all. If the Company does not find the sources to finance such activities, it may be unable to timely file the reports required under the Securities Exchange Act of 1934, as amended. This could subject the Company to fines and penalties and make it less desirable to a potential combination candidate. This would make it difficult for the Company to pursue its plans to acquire additional businesses.

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

                                     PART II
                                OTHER INFORMATION

         Item 1       Legal Proceedings

                      None

         Item 2       Changes in Securities and Use of Proceeds

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

         Item 5       Other Information

                      None


         Item 6       Exhibits and Reports on Form 8-K
                      (a)          Exhibits

      27.1 Financial Data Schedule
                      (b)          Reports on Form 8-K
                            None

                                   SIGNATURES

                      In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized


                                            IKON VENTURES, INC.



         Date August 14, 2000               By:  /s/
                                               ---------------------------------
                                               Ian Rice, Chief Executive Officer
                                               and Principal Financial Officer