Form 10QSB
period 2000-09-30
IKON VENTURES INC
filed 2000-11-08
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                  Yes _x_ No___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 16, 2000, the registrant had 15,055,000 shares of Common Stock outstanding.

                               IKON VENTURES, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2000


                                    Contents

PART I           FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of September 30, 2000 (unaudited)
          and December 31, 1999 (audited)                                      3

          Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999 (unaudited) and for the
          three months ended September 30, 2000 and 1999 (uanaudited)          4

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999 (unaudited)                              5

          Notes to the Unaudited Consolidated Financial Statements             6

Item 2    Management's Discussion and Analysis or Plan of Operation           13


PART II          OTHER INFORMATION

Item 1           Legal Proceedings                                            14
Item 2           Changes in Securities                                        14
Item 3           Defaults Upon Senior Securities                              14
Item 4           Submission of Matters to a Vote of Security Holders          14
Item 5           Other Information                                            14
Item 6           Exhibits and Reports on Form 8 - K                           14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               IKON VENTURES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30      December 31,
                                                                                          2000             1999
                                                                                       (unaudited)       (audited)
                                                                                          $000             $000
Assets

Current assets

Cash and cash equivalents                                                                       2              13
Trade accounts receivable, net                                                                  -               -
Prepaid and other current assets                                                                5              56
                                                                                          -------         -------

Total current assets                                                                            7              69

Property, plant and equipment, net                                                              3               2
                                                                                          -------         -------
                                                                                               10              71
                                                                                          =======         =======
Liabilities and stockholders' equity

Current liabilities

Trade accounts payable                                                                         74              18
Accrued expenses and other                                                                    141              38
                                                                                          -------         -------
Total current liabilities                                                                     215              56

Other liabilities                                                                               -               -
                                                                                          -------         -------

Total liabilities                                                                             215              56
                                                                                          -------         -------
Stockholders' equity
Common  stock,  $0.001  par value.  Authorized  100,000,000  shares;  issued and outstanding  15,055,000  shares on September  30, 2000 and  14,655,00  shares on
December 31, 1999
                                                                                               15              15
Additional paid-in capital                                                                 11,715          11,675
Accumulated deficit                                                                       (11,935)        (11,675)
                                                                                          -------         -------
Total stockholders' equity                                                                   (205)             15
                                                                                          -------         -------

Total liabilities and stockholders' equity                                                     10              71
                                                                                          =======         =======

The accompanying notes are an integral part of these consolidated financial statements.


                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Nine Months                     Three Months
                                                                   Ended September 30,              Ended September 30,
                                                                   2000         1999               2000           1999
                                                                   $000         $000               $000           $000
                                                              (uanaudited)  (uanaudited)       (uanaudited)    (unaudited)

Net sales - continuing operations                                      -             -                  -              -
Cost of goods sold - continuing operations                             -             -                  -              -
                                                                --------      --------           --------       --------

Gross profit - continuing operations                                   -             -                  -              -

Selling, general and administrative expenses                        (260)         (543)               (33)           (89)
                                                                ---------     --------           --------       --------

Operating loss - continuing operations                              (260)         (543)               (33)           (89)

Other income, net                                                      -             -                  -              -
                                                                --------      --------           --------       --------

Loss from continuing operations before provision for                (260)         (543)               (33)           (89)
income taxes

Provision for income tax (6)                                           -             -                  -              -
                                                                --------      --------           --------       --------

Loss from continuing operations                                     (260)         (543)               (33)           (89)

Loss on disposal of discontinued operations (4)                        -          (440)                 -              -
                                                                --------      --------           --------       --------


Net loss (2)                                                        (260)         (983)               (33)           (89)
                                                                ========      ========           ========       ========


Loss per common share (basic) - all operations                   ($0.017)       ($0.07)           ($0.002)       ($0.006)
                                                                ========      ========           ========       ========

                           - continuing operations               ($0.017)       ($0.04)           ($0.002)       ($0.006)
                                                                ========      ========           ========       ========

                         - discontinued operations                     -        ($0.03)                 -              -
                                                                ========      ========           ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                                September 30,
                                                                           2000              1999
                                                                           $000              $000
                                                                        (unaudited)      (unaudited)

Net cash used by operating activities (7)                                      (9)            (663)
                                                                        ---------        ---------

Cash flows from investing activities

Purchase  of  equipment                                                        (2)               -
Proceeds from disposal of discontinued operations (3)                                          600
Proceeds from disposal of equipment                                             -               27
                                                                        ---------        ---------

Net cash provided by investing activities                                      (2)             627
                                                                        ---------        ---------

Cash flows from financing activities

Proceeds from issuance of common stock                                          -                -

Net cash provided by financing activities                                       -                -
                                                                        ---------        ---------

Net decrease in cash and cash equivalents                                     (11)             (36)
Cash and cash equivalents at beginning of period                               13              166
                                                                        ---------        ---------

Cash and cash equivalents at September 30                                       2              130
                                                                        =========        =========

Major non-cash transactions

During the nine months ended September 30, 2000 as part of a settlement of an amount due to a supplier, 400,000 shares of the Company's Common Stock were issued at a value of $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

     (d)  Research and development

          Research and development costs are expensed as incurred. There were no research and development costs in the three months ended September 30, 2000 and 1999.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (continued)

1    Summary of significant accounting policies and practices (continued)

     (e)  Income taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (f)  Commitment and contingencies

          Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board Interpretation No.39, Offsetting of Amounts Related to Certain Contracts.

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

          The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses for environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (continued)

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

     (h) Impairment of long-lived assets and long-lived assets to be disposed of

          The Company adopted the provisions of SFAS No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
          Disposed Of, on January 1, 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                               September 30, 2000
                                   (continued)

2    Financial position and basis of accounting

     These consolidated financial statements have been prepared on a going concern basis which contemplates the commencement, continuation and expansion of trading activities as well as the realization of assets and liquidation of liabilities in the ordinary course of business.

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

3    Acquisitions and dispositions

     1999

     On March 24, 1999, the Company sold the 90% of the capital stock of Zeolite Mira it owned. The consideration was $600,000 cash, the return of 180,000 shares of the Company's stock and the cancellation of all indebtedness between the Company and Zeolite Mira. Part of the loss arising on the sale was provided in the 1998 accounts and the balance has been provided in 1999.

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                  (continued)

4    Discontinued operations

     On March 24, 1999, the Company completed the sale of its sole operating subsidiary, Zeolite Mira, to CEFT Engineering & Trading, a Swiss registered company. Under the terms of the purchase agreement, the Company received $600,000 cash consideration and the return of 180,000 shares of the Company's common stock. Results of these operations were classified as discontinued in 1998 and the trading of Zeolite Mira from January 1, 1999 to March 24, 1999 has been excluded from these financial statements on the grounds that the Company did not have effective control of the subsidiary during that period. Summarized financial information on the discontinued operations is as follows:


                                                        Nine Months Ended,              Three Months Ended
                                                           September 30                    September 30,
                                                      2000            1999             2000              1999
                                                      $000            $000             $000              $000



   Net sales                                              -                -                 -               -
                                                 ----------       ----------        ----------      ----------

   Gross profit                                           -                -                 -               -
                                                 ----------       ----------        ----------      ----------

   Operating loss (note (i))                              -                -                 -               -
                                                 ----------       ----------        ----------      ----------

   Loss from discontinued operations                      -                -                 -               -
                                                 ==========       ==========        ==========      ==========

   Loss on disposal of discontinued                       -             (440)                -               -
   operations (note (i))                         ==========       ==========        ==========      ==========



     (i) Loss on disposal of discontinued operations in 1999 includes a tax credit of $80,000.

                                                        Nine Months Ended,              Three Months Ended
                                                           September 30,                   September 30,
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
                                                 ----------       ----------        ==========      ==========

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (continued)

5    Fair value of financial instruments

     SFAS No 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, trade accounts receivable, other current assets, trade accounts payable and accrued expenses are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

6    Income taxes

     No credit has been taken for the operating losses which potentially give rise to a deferred tax asset for the Company, on the grounds that the directors do not believe that the Company will be able to derive any value from such an asset.

7    Reconciliation of net loss to net cash provided by operating activities

     The reconciliation of net loss to net cash provided by operating activities was as follows:


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                     2000            1999
                                                                                     $000            $000

   Net loss                                                                         (260)          (983)

   Adjustments to reconcile loss to net cash provided by operating activities:

   Issue of common stock in payment of supplier                                       40              -
   Loss on disposal of discontinued operations                                         -            440



   Changes in assets and liabilities net of effect from acquisitions and disposals:

   Depreciation and amortization of property, plant and equipment                      1              5
   Decrease (increase) in accounts receivable                                          -            738
   (Decrease) increase in accounts payable                                            19           (279)
   (Decrease) increase in accrued expenses and liabilities                           140           (173)
   Decrease (increase) in prepayments and other assets                                51             74
                                                                                --------        -------
   Cash used by continuing operations                                                 (9)          (178)
   Cash used by discontinued operations                                                -           (485)
                                                                                --------        --------

   Cash used by operating activities                                                  (9)          (663)
                                                                                ========        ========

                               IKON VENTURES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (continued)

8    Stock option plan

     On June 20, 1998, the directors of the Company adopted a stock option plan (the "Plan") pursuant to which the Board of Directors of the Company may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase up to 3,500,000 shares of authorized but un-issued common stock. At September 30, 2000, no options had been granted under the Plan.

9    Related party transactions

     (i) Mr. I.W. Rice, a director of the Company, paid the following amounts in settlement of a debt to a supplier in the nine month period ended September 30, 2000. The amounts paid have been shown as liability of the company and are payable to Mr. Rice.

                                                Three Months Ended September 30,
                                                    2000               1999
                                                    $000               $000

                                                      15                  -
                                                    ----               ----

     (ii) Sigma Limited S.A., a company for which Mr. Rice, a director of the Company, acts as a consultant provided funding to the business and made payments to suppliers in the nine month period ended September
          30. The amounts paid have been shown as a liability of the company and are payable to Sigma.

                                                Three Months Ended September 30,
                                                    2000               1999
                                                    $000               $000

Payments made on behalf of IKON                       30                  -
                                                    ====               ====

     (iii)Sigma Limited S.A provided consulting services to the Company pursuant to a consulting agreement. The amounts paid to Sigma Limited S.A. in the three months to Sept. 30, 2000 and 1999 were $nil and $36,750, respectively. As a result, $nil has been included as a liability under accrued expenses to account for unpaid amounts under the consulting agreement together with $85,750 previously accrued in the six months period ended June 30, 2000. Such amounts are not due until the Company completes a business combination.

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

Liquidity And Capital Resources

     As of September 30, 2000, the Company's principal sources of liquidity consisted of cash of $2,000. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants and monthly rental payments of approximately $1,500 for its executive office suite. In addition, the Company was obligated to pay a monthly consulting fee of $12,250 to Sigma Limited S.A. for the services of the Company's Chairman. This agreement expired by its terms on June 30, 2000. Effective January 2000, Sigma agreed that the Company may defer payment of such fee until the completion of a combination transaction by the Company.

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

                      None

         Item 5       Other Information

                      None

         Item 6       Exhibits and Reports on Form 8-K
                      (a)   Exhibits

                            27.1 Financial Data Schedule

                      (b)   Reports on Form 8-K

                            None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

                                              IKON VENTURES, INC.



Date: November 2, 2000                        By: /s/ Ian Rice
                                              -------------------------------
                                                  Ian Rice
                                                  Chief Executive Officer and
                                                  Principal Financial Officer