Form 10KSB
period 2000-12-31
IKON VENTURES INC
filed 2001-03-07
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                   (Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

                                011-171-591-4435
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class:      Name of Each Exchange on Which Registered
         -------------------       -----------------------------------------
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

Yes [ ]           No [X]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: none

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $605,000 as of February 6, 2001.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 23, 2001: 310,890 shares of common stock, par value $.001 per share (reflects completion of a one for one hundred reverse stock split).

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

History

     In February 2001, the Company completed a one for one hundred reverse stock split (the "Reverse Stock Split"). Unless otherwise indicated, none of the numbers of shares herein have been adjusted for the Reverse Stock Split.

     Ikon Ventures, Inc., a Nevada corporation, is the surviving entity in a merger with its then corporate parent, Northline Industrial Corporation, a Texas corporation ("NIC"). The background to the merger and related transactions is as follows:

     NIC was incorporated under the laws of the State of Texas on December 28, 1988, and issued 25,000,000 shares of common stock, par value $.0001 per share (the "NIC Common Stock"), in consideration of the performance of organizational services in the amount of $2,500.00. Following incorporation, NIC remained inactive until March 1996 when the then management adopted a business plan providing for the reincorporation of the company in the State of Nevada and the establishment and operation of a scheduled charter cargo airline under the name "Air Epicurean" to transport fresh fish and other sensitive food items. On June24, 1996, NIC completed a limited private offering of 550,000 shares of NIC Common Stock at $0.05 per share, pursuant to Rule 504 ("Rule 504") of Regulation D, as promulgated by the Securities and Exchange Commission (the "SEC") pursuant to Section 3 of the Securities Act of 1933, as amended (the "Act"). On July 19, 1996, NIC caused the incorporation of Air Epicurean, Inc. ("Air Epicurean"), as a wholly owned Nevada corporation for the purpose of effecting the reincorporation of NIC as a Nevada corporation. In December 1996, the management of NIC concluded that the previously adopted business plan to establish air carrier operations was not commercially viable and initiated a search for a suitable merger candidate.

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

     On June 12, 1997, the Company completed all of the transactions contemplated under the Acquisition Agreements. In connection therewith, Ian Rice, Professor Vucelic, Brian Copsey Stephen Gross and Kurt Schlapfer were elected directors of the Company; Mr. Rice was elected as Chairman; Professor Vucelic was appointed as President; Mr. Copsey was appointed as Chief Financial Officer, Kurt Schlapfer was appointed as Secretary, and all of the other officers and directors of the Company resigned. Professor Vucelic resigned as an officer and director of the Company in May 1998, and Mr. Copsey resigned as an officer and director of the Company in June 1999.

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

     On October 9, 1997, the Company completed a private placement to accredited investors of 1,600,000 Units of the Company at a purchase price of $5.00 per Unit, each Unit consisting of one share of Common Stock and one three year warrant to purchase one-half share of Common Stock at an exercise price equal to $7.50 per share." The placement was effected pursuant to Regulation 506 of Regulation D.

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

     Since the sale of the Company's interest in Zeolite Mira, the Company has not had any operating business. The Company does not own or lease any real estate, has no employees or consultants other than its Chairman, Ian Rice, and will have no operations of its own unless and until it engages in one or more of the activities described below under this Item 1. The Company is a "blank check" company that intends to enter into a business combination with one or more as yet unidentified privately held businesses.

     In January 2000, the Company issued an aggregate of 400,000 shares of Common Stock to Ludgate Communications, Inc. and its assignee in partial payment of certain public relations services rendered by Ludgate during 1998.

     In December 2000, the Company issued to twelve unrelated accredited investors an aggregate of 15,984,000 shares of Common Stock in a private placement raising net proceeds of approximately $99,800.

     The Company's shares of Common Stock have been trading on the OTC Bulletin Board under the symbol "IKON" from May 1997 until February 27, 2001, and under the symbol "IKNV" since February 28, 2001. The closing bid price of the Common Stock on the OTC Bulletin Board was $0.02 on February 6, 2001.

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

     Prior to consummation of any combination (other than a mere sale by the Company insiders of a controlling interest in the Company's common stock) the Company intends to require that the combination candidate provide the Company with the financial statements required by Item 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to the Company's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy the Company's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, the Company must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with the Company too burdensome and expensive in light of the perceived potential benefits from a combination.

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

     Following consummation of a combination, management anticipates that the Company will file a current report on Form 8-K with the Commission which discloses, among other things, the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity  of the person or persons  from whom the assets or other  property  was acquired,  changes  in  management  and  biographies  of the new  directors  and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. The Form 8-K also will be required to include all information as to the business acquired called for by Item 101 of Regulation S-B.

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

     The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like the Company. However, Section 18 of the Act preempts state law as to covered securities of a reporting company. Thus, while the states may require certain limited notice filings and payment of filing fees by the Company as a precondition to secondary trading of its shares in those states, they cannot, so long as the Company is a reporting issuer, prohibit, limit or condition trading in the Company's securities based on the fact that the Company is or ever was a blank check company. The Company will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, the Company's stock is not actively traded in any market, and an active market in its Common Stock is not expected to arise, if ever, until after completion of a business combination.

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

Item 2.  Description of Property

     The Company does not own or lease any real property. The Company's offices in London are leased in the name of and paid for by Sigma Limited, S.A., an entity for which Ian Rice, the Company's Chairman, acts as a consultant. The monthly office lease payments amount to approximately £1,900.


Item 3.  Legal Proceedings

     As of the date hereof, the Company is not a party to any material pending legal proceeding and is not aware of any threatened legal proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders

     At  a  duly  called  shareholders'   meeting  on  February  16,  2001,  the
shareholders of the Company approved the following actions by the votes indicated:



Matter                                          Number of Votes For      Number of Votes Against      Abstentions
------                                         -------------------       -----------------------      -----------

One-for-one-hundred  reverse stock split            16,000,500                      500                   250
of the issued and outstanding  shares of
Common Stock

Adoption   of   2001   Employee    Stock            16,000,750                      500                     0
Compensation Plan

Amendments to Bylaws                                16,000,750                        0                   500

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Market Information

     The Company's Common Stock traded on the OTC Bulletin Board under the symbol "IKON", until February 27, 2001, and under the symbol "IKNV" since February 28, 2001. The following table sets forth the high and low closing bid prices for the Common Stock for the periods indicated.

                                                   HIGH              LOW
                                                   ----              ---
Year Ended December 31, 1999

First Quarter                                     $.625           $.15625
Second Quarter                                      .25             .0625
 Third Quarter                                      .20             .0625
 Fourth Quarte                                      .10               .03
Year Ended December 31, 2000
 First Quarter                                     $.20              $.01
 Second Quarter                                     .06               .01
 Third Quarter                                     .065               .02
 Fourth Quarter                                     .10               .03
Year Ended December 31, 2001
Through February 6, 2001                           $.05              $.02


     On February 6, 2001 the closing bid price of the Common Stock on the OTC Bulletin Board was $0.02.

     There are no outstanding options or warrants to purchase, or securities convertible into, shares of Common Stock.

     The Company is not and has not proposed to publicly offer any shares of Common Stock.

     Holders of Record

     As of February 6, 2001, there were approximately 89 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners is approximately 228.

     Dividends

     The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion.

     Recent Sale of Unregistered Securities

     No securities that were not registered under the Act have been issued or sold by the Company during the fiscal years ended December 31, 1999 and 2000, except as described below.

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

     On December 6, 2000, the Company issued to twelve unrelated accredited investors an aggregate of 15,984,000 shares of Common Stock in a private placement raising net proceeds of approximately $99,800. The foregoing offers and sales were made to sophisticated parties in reliance upon the exemption provided by Section 4(2) of the Act. Each party was furnished with information regarding the Company and each had an opportunity to verify the information supplied. Additionally, the Company obtained a representation from each party of its intention to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends.

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

Liquidity And Capital Resources

     As of December 31, 2000, the Company's principal sources of liquidity consisted of cash of $18,000. As of September 30, 2000, the Company's principal sources of liquidity consisted of cash of $2,000. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants. In addition, the Company was obligated to pay a monthly consulting fee of $12,250 to Sigma Limited S.A. for the services of the Company's Chairman. This agreement expired by its terms on June 30, 2000. Effective January 2000, Sigma agreed that the Company may defer payment of such fee until the completion of a combination transaction by the Company.

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

The board of directors and stockholders

We have audited the accompanying consolidated balance sheet of Ikon Ventures, Inc. as of December 31, 2000 and December 31, 1999 and the related statements of income, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ikon Ventures, Inc. as of December 31, 2000 and December 31, 1999 and the results of its operations and cash flows for the two years then ended in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that Ikon Ventures, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Ikon Ventures, Inc. has suffered losses from operations resulting in significantly depleted cash flows. These matters raise substantial doubt about the ability of Ikon Ventures, Inc. to continue as a going concern. The directors' plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                     HLB Kidsons

                                                             Registered Auditors

                                                           Chartered Accountants

London

March 6, 2001

                               IKON VENTURES, INC.

                           CONSOLIDATED BALANCE SHEET

                   at December 31, 2000 and December 31, 1999


                                                  Notes          2000              1999
                                                                ($000)            ($000)
Assets

Current assets
Cash and cash equivalents                                            19               13
Trade accounts receivable, net                                        -                -
Prepaid and other current assets                                      3               56
                                                               --------          -------
Total current assets                                                 22               69

Property, plant and equipment, net                                    3                2
                                                               --------          -------

                                                                     25               71
Liabilities and stockholders' equity

Current liabilities

Trade accounts payable                                                6               18
Accrued expenses and other                                          169               38
                                                               --------          -------
Total current liabilities
                                                                    175               56
Other liabilities                                                     -                -
                                                               --------          -------
Total liabilities                                                   175               56
                                                               --------          -------

Stockholders' equity

Common stock, $0.001 par value.  Authorised
100,000,000 shares; issued and outstanding
14,655,000 shares in 1999 and 31,089,000
shares in 2000                                                       31               15
Additional paid-in capital                                       11,799           11,675
Accumulated deficit                                             (11,980)         (11,675)
                                                               --------          -------

Total stockholders' equity                                         (150)              15
                                                               --------          -------

Total liabilities and stockholders' equity                           25               71
                                                               ========          =======


The accompanying notes are an integral part of these consolidated financial statements.

                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

           for the years ended December 31, 2000 and December 31, 1999

                                                                    Notes         2000              1999
                                                                                 ($000)            ($000)
Net sales - continuing operations                                                        -                -
Cost of goods sold - continuing operations                                               -                -
                                                                                   -------          -------
Gross profit - continuing operations                                                     -                -

Selling, general and administrative expenses                                          (305)            (691)
                                                                                   -------          -------
Operating loss - continuing operations                                                (305)            (691)

Other income, net                                                                        -                -

Loss from continuing operations before provision
for income taxes                                                                      (305)            (691)

Provision for income tax                                              6                  -                -
                                                                                   -------          -------

Loss from continuing operations                                                       (305)            (691)

Net loss from discontinued operations                                 4                  -                -
Loss on disposal of discontinued operations                           4                  -             (440)
                                                                                   -------          -------
Net loss                                                              2               (305)          (1,131)
                                                                                   =======          =======
Loss per common share (basic) - all operations                                      ($0.02)          ($0.08)
                                                                                   =======          =======
                              - continuing operations                               ($0.02)          ($0.05)
                              - discontinued operations                                  -           ($0.03)
                                                                                   =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                               IKON VENTURES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           for the years ended December 31, 2000 and December 31, 1999

                                             Shares         Common       Additional      Accumulated       Total
                                                             stock        paid in          deficit       stockholders
                                                             ($000)        capital         ($000)          equity
                                                                           ($000)                          ($000)
Balances at December 31, 1998               14,835,000          15          11,720         (10,544)        1,191

Retirement of shares in connection            (180,000)          -             (45)              -          (45)
with Zeolite Mira sale

 Net loss                                                                        -          (1,131)       (1,131)
                                            ----------      --------       -------        --------       -------
Balances at December 31, 1999               14,655,000          15          11,675         (11,675)           15


Issuance of common stock in settlement         400,000           -              40               -            40
of suppliers charges

Issuance of common stock in settlement          50,000           -               -               -             -
of fees outstanding

Private placement of shares                 15,984,000          16              84               -           100

Net loss                                             -           -               -            (305)         (305)
                                            ----------      --------       -------        --------       -------

Balances at December 31, 2000               31,089,000          31          11,799         (11,980)         (150)
                                            ==========      ========       =======        ========       =======


                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           for the years ended December 31, 2000 and December 31, 1999

                                                                 Note         2000              1999
                                                                             ($000)            ($000)

Net cash used by operating activities                              7             (91)            (925)
                                                                             -------            -----
Cash flows from investing activities                                               -                -

Purchases of property, plant and equipment                                        (3)               -

Proceeds from disposal of discontinued operations                                  -              740
Proceeds from disposal of property, plant and equipment                            -               32
                                                                             -------            -----
Net cash provided by investing activities                                         (3)             772
                                                                             -------            -----
Cash flows from financing activities                                               -                -
                                                                             -------            -----
Proceeds from issuance of common stock                                           100                -

Net cash provided by financing activities                                        100                -
                                                                             -------            -----
Net increase (decrease) in cash and cash equivalents                               6             (153)
Cash and cash equivalents at beginning of year                                    13              166
                                                                             -------            -----
Cash and cash equivalents at end of year                                          19               13
                                                                             =======            =====

Major non-cash transactions

During 1999, as part of the disposal of the Company's interest in Zeolite Mira S.r.l., 180,000 shares of the Company's Common Stock were returned to the company.

In January 2000 the Company issued 400,000 shares of Common Stock in partial settlement of a debt due to a supplier.

The accompanying notes are an integral part of these consolidated financial statements.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

                                December 31, 2000
                                   (continued)

1    Summary of significant accounting policies and practices (continued)

     (e)  Research and development

          Research and development costs are expensed as incurred. There were no research and development cost in the years ended December 31, 2000 and 1999.

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

     (g)  Commitment and contingencies

          Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realisation are separately recorded, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

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

                                December 31, 2000
                                   (continued)

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

     (i) Impairment of long-lived assets and long-lived assets to be disposed of

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
          Disposed Of, on January 1, 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognised is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000
                                   (continued)

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

     During 1997, the Company acquired the net liabilities of Zeolite Mira, issuing shares to finance the acquisition. The Company traded at a loss during 1997 and Zeolite Mira continued to record losses in 1998, depleting the Company's cash resources. The Company sold Zeolite Mira in 1999 resulting in the Company having no operating entities.

     The Company is seeking to enter into a business combination with one or more as yet unidentified privately held businesses.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000
                                   (continued)

2    Financial position and basis of accounting (continued)

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


3    Acquisition and dispositions

     1999

     On March 24, 1999, the Company sold the 90% of the capital stock of Zeolite Mira it owned. The consideration was $600,000 cash, the return of 180,000 shares of the Company's Common Stock and the cancellation of all indebtedness between the Company and Zeolite Mira. Part of the loss arising on the sale was provided in the 1998 accounts and the balance was provided in 1999.

                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000
                                   (continued)


4    Discontinued operations

     On March 24, 1999, the Company completed the sale of its sole operating subsidiary, Zeolite Mira, to CEFT Engineering & Trading AG, a Swiss registered company. Under the terms of the purchase agreement, the Company received $600,000 cash consideration and the return of 180,000 shares of the Company's Common Stock. Results of these operations were classified as discontinued in 1998 and the trading of Zeolite Mira from January 1, 1999 to March 24, 1999 was excluded from these financial statements on the grounds that the Company did not have effective control of the subsidiary during that period. Summarised financial information on the discontinued operations is as follows:

                                                                    2000              1999
                                                                    $000              $000

   Net sales                                                            -                -
                                                                     -----            -----
   Gross profit                                                         -                -
                                                                     -----            -----
   Operating loss                                                       -                -
                                                                     -----            -----
   Loss from discontinued operations                                    -                -
                                                                     =====            =====
   Loss on disposal of discontinued operations (note (i))               -              (440)
                                                                     =====            =====


     (i) Loss on disposal of discontinued operations in 1999 includes a tax credit of $80,000.


                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000
                                   (continued)

5    Fair value of financial instruments

     SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, trade accounts receivable, other current assets, trade accounts payables and accrued expenses are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

6    Income taxes

     No credit has been taken for the operating losses which potentially give rise to a deferred tax asset for the Company, on the grounds that the directors do not believe that the Company will be able to derive any value from such an asset.

7    Reconciliation of net loss to net cash used by operating activities

     The reconciliation of net loss to net cash used by operating activities was as follows:

                                                                                           2000              1999
                                                                                           $000              $000

         Net loss                                                                           (305)          (1,131)

         Adjustments to reconcile loss to net cash provided by operating activities:

         Issue of shares in settlement of suppliers debt
                                                                                              40                -
         Loss on disposal of discontinued operations                                           -              440

         Changes in assets and liabilities net of effect from acquisitions and disposals:
         Depreciation and amortisation of property, plant and equipment                        2               18
         Decrease in accounts receivable                                                       -              604
         Decrease in accounts payable                                                        (12)            (266)
         Increase (decrease) in accrued expenses and liabilities                             131              (54)
         Decrease in prepayments and other assets                                             53               39
                                                                                           -----            -----
         Cash used by continuing operations                                                  (92)            (350)
         Cash used by discontinued operations                                                  -             (575)
                                                                                           -----            -----
         Cash used by operating activities                                                   (91)            (925)
                                                                                           =====            =====


                               IKON VENTURES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000
                                   (continued)

8    Stock option plan

     On June 20, 1998, the Company's Board of Directors adopted a stock option plan (the "Plan") pursuant to which the Board of Directors may grant stock options to officers, directors and key employees. The Plan authorises grants of options to purchase up to 3,500,000 shares of authorised but un-issued Common Stock. At December 31, 2000 no options had been granted under the Plan.

9    Related party transactions

     Sigma Limited S.A., a company for which Mr. I. W. Rice, a director of IKON Ventures Inc. acts as a consultant, provided consultancy services to the company. The amounts paid to Sigma Limited S.A. were as follows:

                                                2000              1999
                                                $000              $000

        Consultancy Fees                          86               149
                                                ====              ====


10   Business and credit concentrations

     The business is not currently trading and has no concentration of business or credit risk.

11.  Subsequent events

     Effective February 23, 2001, the Company implemented a one for one hundred reverse stock split of the issued and outstanding shares of Common Stock of the Company. As a result, the number of issued and outstanding shares of Common Stock was reduced from 31,089,000 shares to approximately 310,890 (the actual number may vary slightly as a result of rounding). The stock split was approved by the holders of a majority of the shares entitled to vote on the stock split at a duly called special shareholders' meeting on February 16, 2001.

     During the same shareholders' meeting, the shareholders of the Company voted to ratify the adoption of the Company's 2001 Stock Compensation Plan authorizing the issuance of up to 5,000,000 shares of Common Stock (with a limit of 20% of the total number of shares at the time outstanding) to officers and directors, employees, consultants and professional advisors to the Company (including lawyers and accountants).

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     The following table sets forth the name, age and position of each director and executive officer of the Company as of the date hereof.

NAME             AGE   POSITION
Ian Rice         61    Chairman, President, Chief Executive Officer and Director
Stephen Gross    52    Treasurer and Director
Kurt Schlapfer   47    Secretary and Director

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other persons pursuant to which such person was or is to be selected as a director or officer, or under which any officer or director is acting or will act on behalf of or at the direction of any other person. The directors and officers are expected to devote their time to the Company's affairs on an "as needed" basis and in the case of Mr. Rice, as reasonably requested by the Company, but are not required to make any specific portion of their time available to the Company. It is anticipated that officers and directors in the aggregate will, on average, devote no more than 30 hours per week to the Company's affairs.

     Ian Rice has been Chairman, Chief Executive Officer and a director of the Company since June 1997. From June 1999 to December 1999, Mr. Rice was President and a director, and from September 1999 to December 2000, Chairman, of Wall Street Strategies Corporation, a provider of financial services whose shares are traded on the OTC Bulletin Board. From January 1994 until October 1996, Mr. Rice was Chairman and a director of Asia Media Communications, Ltd. (n/k/a My Web Inc.com), then a holding company based in Switzerland whose shares are traded on the OTC Bulletin Board. From November 1985, until the present, Mr. Rice has been employed as a consultant to Sigma Limited S.A., a private investment firm based in Switzerland. Since December 2000, Mr. Rice has been a director of Jaguar
Investments, Inc., an inactice company whose shares are traded on the OTC Bulletin Board.

     Stephen Gross has been a director of the Company since June 1997. Mr. Gross is a certified public accountant and since November 1970 to date, has been the Chairman of the Board of HLB Gross Collins, P.C., an accounting firm located in Atlanta, Georgia. During the past five years, Mr. Gross has been a director of the following companies, all of whose shares are publicly traded: Charter Bank & Trust from January 1987 to January 1997; Common Sense Trusts from January 1987 to date; Comstar.net, Inc. from November 1999 to date; e-bank.com, Inc. from April 1998 to date; Van Kampen American Capital Bond Fund, Inc., SSB Concert
Investment  Series,  from  January  1998 to date;  Van Kampen  American  Capital
Exchange Fund from January 1996 to January 1998; Van Kampen American Capital Convertible Securities from January 1996 to January 1998; Van Kampen Capital Income Trust from January 1996 to January 1998; Wall Street Strategies Corporation from August 1999 to date; and WebMD, Inc. from January 1997 to August 1998.

     Kurt Schlapfer has been Secretary and a director of the Company since June 1997. From October 1997 to date, Mr. Schlapfer has been President and Chief Executive Officer of JML Portfolio Management Ltd., a private investment advisor based in Zug, Switzerland. From February 1992 until June 1998, Mr. Schlapfer was a director, and from June 1995 until June 1998, the President and Chief Financial Officer, of Marshall Minerals Corp., a Canadian gold mining company whose shares are publicly traded on the Toronto Stock Exchange. From June 1996 until June 1998, Mr. Schlapfer was a director of Eden Roc Mineral Corp., a Canadian gold mining company whose shares are publicly traded on the Toronto Stock Exchange.

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

     In October 1997, Mr. Rice and another shareholder of AMCL sold to an unrelated party 2,220,000 and 1,435,667 shares, respectively of AMCL for an aggregate consideration of $150,000 (approximately $.04 per share) and Mr. Rice resigned as an officer and director of AMCL. Mr. Rice was retained for a period of 90 days as a consultant to AMCL for which he received 750,000 shares of AMCL.

     2. Wall Street Strategies Corporation ("WSSC") - Organized in 1999 in Nevada under the name Vacation Emporium Corporation as a successor to The Vacation Emporium International, Inc., a Colorado corporation. In June 1999, Mr. Rice purchased 8,000,000 shares of common stock of WSSC, representing approximately 57% of the total shares of WSSC common stock then issued and outstanding, for $20,000 and was elected the sole director and President of WSSC. At the time, WSSC was a blank check company. In September 1999, WSSC acquired all of the capital stock of Wall Street Strategies Inc., a private company engaged in providing financial services, in exchange for 9,455,898 shares of WSSC's common stock, representing approximately 53.84% of the total shares of WSSC common stock then issued and outstanding. Mr. Rice resigned as president but was elected Chairman from which position he resigned in December 2000. Mr. Rice has not sold or otherwise disposed of any of his shares of WSSC common stock except that immediately prior to the acquisition he voluntarily canceled 7,850,000 of his shares in WSSC.

     3. Jaguar Investments, Inc.- Organized in 1987. In December 2000, Mr. Rice purchased 10,000,000 shares of common stock of Jaguar, representing approximately 88% of the total shares of Jaguar common stock then issued and outstanding, for $10,000 and was elected a director. Jaguar continues to be a development stage company. Its principal purpose is to locate and consummate a merger or acquisition with a private entity.


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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Since the Company was not a reporting company under the Exchange Act during the last fiscal year, no such reports were required to be filed until after the end of the fiscal year ended December 31, 2000.

Item 10.  Executive Compensation

Cash And Other Compensation

     During the three preceding fiscal years, the Company has not paid any cash or cash equivalent compensation to any named executive officer or director of the Company except as follows:


                                             SUMMARY COMPENSATION TABLE
-------------------------  -----------------------------------------------------------------------
                                                     Annual Compensation
-------------------------  -----------------------------------------------------------------------

        Name and                                                                      Other Annual
   Principal Position            Year                Salary               Bonus       Compensation
-------------------------                              ($)                 ($)            ($)
           (a)                    (b)                  (c)                 (d)            (e)
-------------------------  ------------------ ---------------------- -----------------------------
Ian Rice, CEO              1998               $64,000*               $0.00             $0.00
-------------------------  ------------------ ---------------------- -----------------------------
                           1999               $147,000*              $0.00             $0.00
-------------------------  ------------------ ---------------------- -----------------------------
                           2000               $85,750*               $0.00             $0.00


* Paid as a consulting fee to Sigma Limited S.A., a Swiss corporation ("Sigma"), for the services of its consultant, Ian Rice, pursuant to a Consulting Agreement, dated as of July 1, 1997 and as amended on October 27, 1997. The agreement expired July 1, 2000 and provided for the payment of an annual consulting fee of $147,000. On January 10, 2000, Sigma agreed that if the Company had insufficient funds to pay the required consulting fee the Company could defer payment thereof until such time as the Company completed a combination transaction. All of the capital stock of Sigma is owned by a discretionary trust of which Mr. Rice is neither a trustee nor a beneficiary. Among the discretionary beneficiaries of the trust are members of Mr. Rice's family. Mr. Rice disclaims beneficial ownership of Sigma.

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

     No incentive stock option may be granted under the Program to any person who, at the time of grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the option price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and the term of the option does not exceed five years from the date of grant. For incentive stock options granted under the Program, the aggregate fair market value, determined at the date of grant, of the shares of Common Stock with respect to which such options are exercisable for the first time by any grantee during any calendar year may not exceed 15% of the total number of shares of Common Stock of the Company at the time outstanding.

     Grants under the Program may only be exercised while the Grantee is in the employment or consultancy of the Company. The board may provide for partial or complete exceptions to this requirement. The Program terminates on the tenth anniversary of its effective date unless terminated earlier by the board or extended by the board.

2001 Stock Compensation Plan

     The Company has adopted the 2001 Employee Stock Compensation Plan (the "Plan"). The purpose of the Plan is further the growth and advance the best interests of the Company, by supporting and increasing the Company's ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company. This Plan provides for stock compensation through the award of the Company's Common Stock.

     A compensation committee of the Board of Directors (the "Committee"), or, in the absence of such committee, the Board of Directors, will be responsible for the administration of this Plan. The Committee will have sole power to award Common Shares under the Plan. The determination of those eligible to receive an award of Plan Shares shall rest in the sole discretion of the Committee, subject to the provisions of the Plan. Awards of shares under the Plan may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee.

     The maximum number of shares which may be awarded under the Plan is 5,000,000. This number has already been adjusted for the Reverse Stock Split. However, no award may be issued that would bring the total of all outstanding awards under the Plan to more than 20% of the total number of shares of Common Stock of the Company at the time outstanding.

     Awards may generally be granted to (i) executive officers, officers and directors (including advisory and other special directors) of the Company;
(ii) full-time and part-time employees of the Company; (iii) natural persons engaged by the Company as a consultant, advisor or agent; and (iv) a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by the Company.

     Generally, the Committee has complete discretion to determine when and to which employees shares are to be granted, and the number of shares to be awarded to each employee. Grants to employees may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law. Shares awarded other than for services rendered may not be sold at less than the fair value of the Common Stock on the date of grant.

     The Plan will terminate on the tenth anniversary of its effective date, unless terminated earlier by the Board of Directors or unless extended by the Board of Directors, after which time no incentive award grants may be authorized under the Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

     The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company and (ii) all directors and officers as a group. The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. To the Company's knowledge, there are no beneficial owners of 5% or more of the Common Stock. The address for each person is c/o Ikon Ventures, Inc., 163/169 Brompton Road, London SW3 1PY, England. All numbers set forth in the table have been adjusted for the Reverse Stock Split.

                                               Number of                 Percent
Name and Address of Beneficial Owner           Shares Owned              Owned
------------------------------------           ------------              -------
Ian Rice                                        8,379                    2.7%
Stephen Gross                                  -0-                       --
Kurt Schlapfer                                 -0-                       --
All Executive Officers and Directors
as a Group (3 persons)                          8,379                    2.7%


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

Item 12.  Certain Relationships and Related Transactions

     The Company has not entered into any transactions during the last two fiscal years with any director, executive officer, director nominee, 5% or more shareholder, nor has the Company entered into transactions with any member of the immediate families of the foregoing persons (includes spouse, parents, children, siblings, and in-laws) nor is any such transaction proposed except as detailed below.

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

     Since May 2000, Sigma Limited has been providing rent-free office space to the Company.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

          (a)  Exhibits

Exhibit Number     Description of Exhibit*

3.1(1)             Articles of Incorporation, as amended

3.1(2)             Certificate of Amendment to Articles of Incorporation

3.1(3)             Certificate of Amendment to Articles of Incorporation**

3.2                Registrant's By-laws, as amended**

4.1                Specimen Common Stock Certificate

4.1                Form of Warrant Issued to Purchasers of Units

10.1 Consulting Agreement dated as of July 1, 1997 between Registrant and Sigma Limited S.A.

10.2 Amendment to Consulting Agreement, dated October 10, 1997 between Registrant and Sigma Limited S.A

10.3 Letter from Sigma Limited S.A. amending Consulting Agreement dated January 10, 2000

10.4               1999 Incentive Program

10.5               2001 Employee Stock Compensation Plan***

16                 Letter from KPMG****

-------------------


     * Except as indicated otherwise, all exhibits are incorporated by reference to Registrant's Registration Statement on Form 10-SB.

     **   Filed herewith

     *** Incorporated by reference to Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on February 1, 2001.

     **** Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     b)   Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2001


                                                     IKON VENTURES, INC.

                                                     By: /s/ Ian Rice
                                                     Chairman, President
                                                     and Chief Executive Officer





Name                                       Title                              Date
----                                       -----                              ----


 /s/ Ian Rice                              Director                  February 26, 2001
------------------------------
Ian Rice


 /s/ Stephen Gross                         Director                  February 26, 2001
------------------------------
Stephen Gross



 /s/ Kurt Schlapfer                        Director                  February 26, 2001
------------------------------             Chief Financial
Kurt Schlapfer                             and Accounting Officer



                                       27