Form 10QSB
period 2001-03-31
IKON VENTURES INC
filed 2001-05-14
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

(MARK ONE)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                  Yes  x   No
                                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 5, 2001 the registrant had 310,890 shares of Common Stock outstanding.

                               IKON VENTURES, INC.

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2001


                                       Index                               Page
                                                                          Number

PART I      FINANCIAL INFORMATION

Item 1      Balance Sheets at March 31, 2001 and December 31, 2000           3
                   (unaudited for March 31, 2001 period)

            Statements of Operations for the three month periods
                   ended March 31, 2001 and March 31, 2000 (unaudited)       4

            Statements of Cash Flows for the three month periods
                   ended March 31, 2001 and March 31, 2000 (unaudited)       5

            Notes to Unaudited Financial Statements                          6

Item 2      Management's Discussion and Analysis or Plan of Operation       11

PART II

Item 1      Legal Proceedings                                               12
Item 2      Changes in Securities                                           12
Item 3      Defaults Upon Senior Securities                                 12
Item 4      Submission of Matters to a Vote of Security Holders             12
Item 5      Other Information                                               12
Item 6      Exhibits and Reports on Form 8 - K                              12

                               IKON VENTURES, INC.

                                 BALANCE SHEETS

                                                                                         March 31, 2001     December 31,
                                                                                Notes      (Unaudited)          2000
                                                                                              $000              $000

Assets

Current assets

Cash and cash equivalents                                                                           0               19

Prepaid and other current assets                                                                    3                3
                                                                                            ---------        ---------
Total current assets                                                                                3               22

Property, plant and equipment, net                                                                  2                3

                                                                                                    5               25
                                                                                            =========        =========
Liabilities and stockholders' equity

Current liabilities

Trade accounts payable                                                                             37                6
Accrued expenses and other                                                                        158              169
                                                                                            ---------        ---------
Total current liabilities                                                                         195              175

Total liabilities                                                                                 195              175
                                                                                            ---------        ---------
Stockholders' equity

Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and                          31               31
outstanding 310,890 shares in 2001 and 31,089,000 shares in 2000
Additional paid-in capital                                                                     11,799           11,799
Accumulated deficit                                                                           (12,020)         (11,980)
                                                                                            ---------        ---------

Total stockholders' equity                                                                       (190)            (150)
                                                                                            ---------        ---------
Total liabilities and stockholders' equity                                                          5               25
                                                                                            =========        =========



The accompanying notes are an integral part of these financial statements.

                               IKON VENTURES, INC.

                            STATEMENTS OF OPERATIONS

           THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)


                                                                                Notes    March 31, 2001    March 31, 2000
                                                                                              $000              $000

Net sales                                                                                           -                -
Cost of goods sold                                                                                  -                -
                                                                                            ---------        ---------

Gross profit                                                                                        -                -

Selling, general and administrative expenses                                                      (40)            (167)
                                                                                            ---------        ---------

Operating loss - continuing operations                                                            (40)            (167)



Loss from continuing operations before provision for income taxes                                 (40)            (167)

Provision for income tax                                                          5                 -                -
                                                                                            ---------        ---------

Loss from continuing operations                                                                   (40)            (167)



Net loss                                                                          2               (40)            (167)
                                                                                            =========        =========

Loss per common share (basic)                                                                 ($0.129)        ($0.011)
                                                                                            =========        =========






The accompanying notes are an integral part of these financial statements.

                               IKON VENTURES, INC.

                            STATEMENTS OF CASH FLOWS

           THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)


                                                                                 Note    March 31, 2001    March 31, 2000
                                                                                              $000              $000

Net cash used by operating activities                                              6              (19)              (4)
                                                                                            ---------        ---------

Cash flows from investing activities

Proceeds from disposal of discontinued operations                                                   -                -
Proceeds from disposal of property, plant and equipment                                             -                -
                                                                                            ---------        ---------

Net cash provided by investing activities                                                           -                -
                                                                                            ---------        ---------

Cash flows from financing activities

Proceeds from issuance of common stock
                                                                                                    -                -

Net cash provided by financing activities                                                           -                -
                                                                                            ---------        ---------

Net decrease in cash and cash equivalents                                                         (19)              (4)
Cash and cash equivalents at beginning of year                                                     19               13
                                                                                            ---------        ---------

Cash and cash equivalents at March 31                                                               0                9
                                                                                            =========        =========

Major non-cash transactions

In February, 2001 the Company effected a one for one hundred reverse stock split.



The accompanying notes are an integral part of these financial statements.

                               IKON VENTURES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2001


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

     (d)  Research and development

          Research and development costs are expensed as incurred. There were no research and development costs in the three months ended March 31, 2001 and 2000.

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

                               IKON VENTURES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (continued)

1    Summary of significant accounting policies and practices (continued)

     (f)  Commitments and contingencies

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

                               IKON VENTURES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (continued)

1    Summary of significant accounting policies and practices (continued)

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

     Management's future plans for the Company are to enter into a business combination with one or more as yet unidentified privately held businesses.

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

                               IKON VENTURES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (continued)

3    Acquisitions and dispositions

     There have been no acquisitions or dispositions in 2000 and 2001.

4    Fair value of financial instruments

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

5    Income taxes

     No credit has been taken for the operating losses which potentially give rise to a deferred tax asset for the Company, on the grounds that the directors do not believe that the company will be able to derive any value from such an asset.

6    Reconciliation of net loss to net cash provided by operating activities

     The reconciliation of net loss to net cash provided by operating activities was as follows:



                                                                                         March 31, 2001    March 31, 2000
                                                                                              $000              $000

        Net loss                                                                                 (40)            (167)

        Adjustments to reconcile loss to net cash provided by operating activities:

        Issue of common stock in payment of supplier
                                                                                                    -              40


        Changes in assets and liabilities net of effect from acquisitions and disposals:

        Depreciation and amortisation of property, plant and equipment                             1                -

        (Decrease) increase in accounts payable                                                   31               47
        (Decrease) increase in accrued expenses and liabilities                                  (11)              36
        Decrease (increase) in prepayments and other assets                                        -               40
                                                                                            ---------        ---------

        Cash used by operating activities                                                        (19)              (4)

                               IKON VENTURES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (continued)

7    Stock option and compensation plans

     In 1999, the Company adopted the Ikon Ventures, Inc.1999 Incentive Program ( the "1999 Plan") that permits the granting of any or all of the following types of awards: stock options, stock appreciation rights, in tandem with stock options or free standing, and restricted stock grants. The aggregate number of shares that may be issued or transferred under the 1999 Plan is 22,500 ( after giving effect to the reverse split effected in February
     2001), subject to adjustment under certain circumstances. As of March 31, 2001, no award had been made under the 1999 Plan.

     In February 2001, the Company adopted the Ikon Ventures, Inc. 2001 Stock Compensation Plan (the "2001 Plan") that provides for the payment of compensation for services rendered through the award of shares of the Company's common stock. The aggregate number of shares that may be awarded under the 2001 Plan is 5,000,000 provided that no award may be issued that would bring the total of all outstanding awards under the 2001 Plan to more than 20% of the total number of shares of the Company's common stock at the time outstanding. As of March 31, 2001, no award had been made under the 2001 Plan.

8    Related party transactions

     Mr. I.W. Rice, a director of the Company, paid the following amounts in settlement of a debt to a supplier during the three month period ended March 31 2000. The amounts paid have been shown as a liability of the Company and are payable to Mr. Rice.

                                                March 31, 2001    March 31, 2000
                                                     $000              $000

           Debt settled on behalf of IKON               -               15
                                                  ==========       ==========


9    Business and credit concentrations

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

Liquidity And Capital Resources

     As of March 31, 2001 and May 5, 2001, the Company had no liquid assets. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses if it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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

     Other routine expenses, such as making required filings with the SEC and related expenses will inevitably be incurred. In order to pay these, the Company will be forced to borrow money or prevail upon existing shareholders to provide additional capital, whether as a loan or investment, to the Company. It is by no means certain that existing shareholders will want or be financially able to do so. There are no plans to sell additional securities of the Company to raise capital. The Company's failure for any reason to timely file reports required under the Securities Exchange Act of 1934, as amended, could subject it to fines and penalties and make it less desirable to a potential combination candidate. None of these sources of funds is assured and, if no funds can be raised, the Company may be effectively unable to pursue its business plan.

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

                      None

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

     At a duly called special shareholders' meeting on February 16, 2001, the shareholders of the Company approved the following actions by the votes indicated:


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



         Item 5       Other Information

                      None


         Item 6       Exhibits and Reports on Form 8-K
                      (a)     Exhibits
                              None

                      (b)     Reports on Form 8-K
                              None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized



                                                    IKON VENTURES, INC.



Date May 14, 2001                           By:      /s/ Ian Rice
                                                -------------------------------
                                                     Ian Rice
                                                     Chairman and CEO