Form 10QSB
period 2001-06-30
IKON VENTURES INC
filed 2001-08-20
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        COMMISSION FILE NUMBER: 000-29331

                               IKON VENTURES, INC.
                               -------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


             NEVADA                                               76-0270295
             ------                                               ----------
  (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

                1000 Woodbury Road, Suite 214, Woodbury, NY 11797
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 682-9700
                                 --------------
                 Issuer's Telephone Number. Including Area Code

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 15, 2001, the registrant had 20,158,132 shares of Common Stock outstanding.

                               IKON VENTURES, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2001


                                      Index                                Page
                                                                          Number


PART I   FINANCIAL INFORMATION

Item 1   Balance Sheets at June 30, 2001 and December 31, 2000
         (unaudited for June 30, 2001 period) ...........................    3

         Statements of Operations for the six months ended
         June 30, 2001 and 2000 (unaudited) and for the three months
         ended June 30, 2001 and 2000 (unaudited) .......................    4

         Statements of Cash Flows for the six months ended
         June 30, 2001 and 2000 (unaudited) .............................    5

         Notes to Unaudited Financial Statements ........................    6

Item 2   Management's Discussion and Analysis or Plan of Operation ......   12


PART II

Item 1   Legal Proceedings ..............................................   12
Item 2   Changes in Securities ..........................................   12
Item 3   Defaults Upon Senior Securities ................................   13
Item 4   Submission of Matters to a Vote of Security Holders ............   13
Item 5   Other Information ..............................................   13
Item 6   Exhibits and Reports on Form 8 - K .............................   13

                               IKON VENTURES, INC.

                                 BALANCE SHEETS


                                                                      June 30, 2001   December 31,
                                                              Notes    (Unaudited)        2000
                                                                          $000            $000
                                                                         -------        -------
Assets

Current assets

Cash and cash equivalents                                                      0             19

Prepaid and other current assets                                               3              3
                                                                         -------        -------

Total current assets                                                           3             22

Property, plant and equipment, net                                             2              3
                                                                         -------        -------
                                                                               5             25
                                                                         =======        =======

Liabilities and stockholders' equity

Current liabilities

Trade accounts payable                                                        57              6
Accrued expenses and other                                                   158            169
                                                                         -------        -------

Total current liabilities                                                    215            175
                                                                         -------        -------

Total liabilities                                                            215            175
                                                                         -------        -------

Stockholders' equity

Common stock, $0.001 par value. Authorized 100,000,000 shares; issued
and outstanding 310,890 shares in 2001 and 31,089,000 shares in 2000          --             --
Additional paid-in capital                                                11,830         11,830
Accumulated deficit                                                      (12,040)       (11,980)
                                                                         -------        -------

Total stockholders' equity                                                  (210)          (150)
                                                                         -------        -------

Total liabilities and stockholders' equity                                     5             25
                                                                         =======        =======


The accompanying notes are an integral part of these financial statements.

                               IKON VENTURES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Six Months         Three Months
                                                 Ended June 30,      Ended June 30,
                                                 2001      2000      2001      2000
                                                 $000      $000      $000      $000
                                                ------    ------    ------    ------

Net sales                                           --        --        --        --
Cost of goods sold                                  --        --        --        --
                                                ------    ------    ------    ------

Gross profit                                        --        --        --        --

Selling, general and administrative expenses       (60)     (227)      (20)      (60)
                                                ------    ------    ------    ------

Operating loss                                     (60)     (227)      (20)      (60)

Other income, net                                   --        --        --        --
                                                ------    ------    ------    ------

Loss before provision for income taxes             (60)     (227)      (20)      (60)

Provision for income tax (5)                        --        --        --        --
                                                ------    ------    ------    ------

Net loss (2)                                       (60)     (227)      (20)      (60)
                                                ======    ======    ======    ======

Loss per common share (basic)                  ($0.193)  ($0.015)  ($0.064)  ($0.004)
                                                ======    ======    ======    ======


       The accompanying notes are an integral part of these consolidated financial statements.

                               IKON VENTURES, INC.

                            STATEMENTS OF CASH FLOWS

             SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (UNAUDITED)


                                                         Note    June 30,    June 30,
                                                                   2001        2000
                                                                   $000        $000
                                                                  -----       -----

Net cash used by operating activities                      6        (19)         (4)
                                                                  -----       -----

Cash flows from investing activities                                 --          --

Proceeds from disposal of property, plant and equipment              --          --
                                                                  -----       -----

Net cash provided by investing activities                            --          --
                                                                  -----       -----

Cash flows from financing activities

Proceeds from issuance of common stock                               --          --
                                                                  -----       -----

Net cash provided by financing activities                            --          --
                                                                  -----       -----

Net decrease in cash and cash equivalents                           (19)         (4)
Cash and cash equivalents at beginning of year                       19          13
                                                                  -----       -----

Cash and cash equivalents at June 30                                  0           9
                                                                  =====       =====

Major non-cash transactions

In February, 2001 the Company effected a one for one hundred reverse stock split.


   The accompanying notes are an integral part of these financial statements.

                               IKON VENTURES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2001


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

                  At the beginning of 1999 Zeolite Mira was sold. The Company had no trading operations and was exploring new opportunities until August 8, 2001, when the Company acquired all of the outstanding common stock of Sutton Online, Inc. See Note 10 below.

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

         (d)      Research and development

                  Research and development costs are expensed as incurred. There were no research and development costs in the six months ended June 30, 2001 and 2000.

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

                                  June 30, 2001
                                   (continued)


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

                                  June 30, 2001
                                   (continued)


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

         During 1997 the Company acquired the net liabilities of Zeolite Mira, issuing shares to finance the acquisition. The Company traded at a loss during 1997 and Zeolite Mira continued to record losses in 1998, depleting the Company's cash resources. The Company sold Zeolite Mira in 1999 resulting in the Company having no operating entities until August 8, 2001, when the Company acquired all of the outstanding common stock of Sutton Online, Inc. See Note 10 below.

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

                               IKON VENTURES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (continued)


3        Acquisitions and dispositions

         There have been no acquisitions or dispositions in 2000 and 2001 until August 8, 2001, when the Company acquired all of the outstanding common stock of Sutton Online, Inc. See Note 10 below.

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

6        Reconciliation of net loss to net cash provided by operating activities

         The reconciliation of net loss to net cash provided by operating activities was as follows:

                                                                        June 30,     June 30,
                                                                          2001         2000
                                                                          $000         $000
                                                                         -----        -----

         Net loss                                                          (40)        (167)

         Adjustments to reconcile loss to net cash provided by operating activities:

         Issue of common stock in payment of supplier
                                                                            --           40

         Changes in assets and liabilities net of effect from acquisitions and disposals:

         Depreciation and amortisation of property, plant and equipment
                                                                             1           --

         (Decrease) increase in accounts payable                            31           47
         (Decrease) increase in accrued expenses and liabilities           (11)          36
         Decrease (increase) in prepayments and other assets                --           40
                                                                         -----        -----

         Cash used by operating activities                                 (19)          (4)
                                                                         -----        -----

                               IKON VENTURES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (continued)


7        Stock option and compensation plans

         In 1999, the Company adopted the Ikon Ventures, Inc.1999 Incentive Program ( the "1999 Plan") that permits the granting of any or all of the following types of awards: stock options, stock appreciation rights, in tandem with stock options or free standing, and restricted stock grants. The aggregate number of shares that may be issued or transferred under the 1999 Plan is 22,500 ( after giving effect to the reverse split effected in February 2001), subject to adjustment under certain circumstances. As of June 30, 2001, no award had been made under the 1999 Plan.

         In February 2001, the Company adopted the Ikon Ventures, Inc. 2001 Stock Compensation Plan (the "2001 Plan") that provides for the payment of compensation for services rendered through the award of shares of the Company's common stock. The aggregate number of shares that may be awarded under the 2001 Plan is 5,000,000 provided that no award may be issued that would bring the total of all outstanding awards under the 2001 Plan to more than 20% of the total number of shares of the Company's common stock at the time outstanding. As of June 30, 2001, no award had been made under the 2001 Plan.

8        Related party transactions

         Mr. I.W. Rice, a director of the Company, paid the following amounts in settlement of a debt to a supplier during the six month period ended June 30 2000. The amounts paid have been shown as a liability of the Company and are payable to Mr. Rice. June 30, 2001 June 30, 2000 $000 $000

                                                         June 30,       June 30,
                                                           2001           2000
                                                           $000           $000
                                                          -----          -----

              Debt settled on behalf of IKON                 --             15
                                                          =====          =====

9        Business and credit concentrations

         The business is not currently trading and has no concentration of business or credit risk.

10       Subsequent events

         On August 8, 2001, the Company acquired all of the outstanding common stock of Sutton Online, Inc., a Delaware corporation ("Sutton"), pursuant to an Agreement and Plan of Share Exchange, dated as of June 19, 2001, as amended as of July 18, 2001 (the "Exchange Agreement").

         Under the terms of the Exchange Agreement, the company issued to the stockholders of Sutton an aggregate of 15,222,219 shares of the Company's common stock in exchange for all of the outstanding shares of common stock of Sutton. This issuance represented approximately 76% of the post-exchange issued and outstanding shares of the Company after giving effect to certain other issuances effected prior to or simultaneous with the completion of the share exchange.

         In connection with, and in contemplation of the share exchange, the Company effected the following transactions:

         On June 18, 2001, the Company issued a convertible promissory note in the principal amount of $100,000, the proceeds of which were loaned to Sutton pursuant to the Exchange Agreement. Upon the consummation of the share exchange, the Company issued to the holder of the note an aggregate of 25,000 shares of the Company's common stock in payment of the note in accordance with its terms.

         On July 31, 2001, the Company completed the sale of 100,000 shares of its common stock at $4.00 per share in a private placement to certain accredited investors.

         On August 8, 2001, the Company entered into a one year investor relations contract with Investor Relations Services, Inc. pursuant to which the Company issued an aggregate of 500,000 shares of its common stock as payment for services to be rendered.

         On August 8, 2001, the Company issued an aggregate of 4,000,000 shares of its common stock under the company's 2001 Stock Compensation Plan to four unaffiliated individuals for consulting services rendered to the Company.

         ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operations

         The Company has been inactive since April 1999, when it disposed of all of its then operations. Accordingly, management believes that comparison between the results of operations for the current period and prior periods would not be meaningful.

         In August 2001, the Company acquired all of the outstanding common stock of Sutton Online, Inc., a Delaware corporation ("Sutton"). Sutton is a direct access service provider providing online trading solutions to individuals, broker dealers and financial companies worldwide.

Liquidity And Capital Resources

         As of August 8, 2001, the Company had liquid assets of approximately $300,000. The Company believes that such amount, together with the cash generated from operations, will be sufficient to fund its operations (including the operations of Sutton) for approximately the next 60 days.

         The Company is in active negotiations with several parties to raise additional capital. Management believes that equity financing would most likely serve as the source of such additional capital. Any such equity financing would be expected to result in dilution to the holders of the Company's common stock. The Company could also seek to finance such expenses through debt financing. Any debt financing obtained by the Company would be likely to include restrictive covenants limiting the Company with respect to various operational and financial matters. In any event, there can be no assurance that additional financing, whether through sales of equity or debt, will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to curtail its operations. Any such curtailment would have a material adverse effect on the Company's business and results of operations.

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

                   None

         Item 5    Other Information

                   None

         Item 6    Exhibits and Reports on Form 8-K
                   (a)  Exhibits
                        None

                   (b)  Reports on Form 8-K
                        None


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized


                                       IKON VENTURES, INC.



Date: August 17, 2001                  By: /s/ JONATHAN D. SIEGEL
                                           -------------------------------
                                           Jonathan D. Siegel
                                           Chief Executive Officer