Form 10QSB
period 2001-09-30
IKON VENTURES INC
filed 2001-11-19
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        COMMISSION FILE NUMBER: 000-29331

                         SUTTON TRADING SOLUTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


             NEVADA                                               76-0270295
---------------------------------                            -------------------
  (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

                1000 Woodbury Road, Suite 214, Woodbury, NY 11797
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 682-9700
                 ----------------------------------------------
                 Issuer's Telephone Number. Including Area Code

                               Ikon Ventures, Inc.
                               -------------------
                                  (Former Name)

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 19, 2001, the registrant had 21,474,798 shares of common stock outstanding.

                         SUTTON TRADING SOLUTIONS, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2001

                                      Index                                Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1   Consolidated Condensed Balance Sheets at September 30, 2001
         and March 31, 2001 (unaudited for September 30, 2001 period) .....  3

         Consolidated Condensed Statements of Operations for the three months ended September 30, 2001 and 2000 (unaudited) and for the six months ended September 30, 2001 and 2000 (unaudited) .....  4

         Consolidated Statements of Comprehensive Income for the three months ended September 30, 2001 and 2000 (unaudited) and for the six months ended September 30, 2001 and 2000 (unaudited) .....  6

         Consolidated Condensed Statements of Cash Flows for the six
         months ended September 30, 2001 and 2000 (unaudited) .............  8

         Notes to Consolidated Financial Statements .......................  9

Item 2   Management's Discussion and Analysis or Plan of Operation ........ 14

PART II

Item 1   Legal Proceedings ................................................ 18
Item 2   Changes in Securities ............................................ 18
Item 3   Defaults Upon Senior Securities .................................. 19
Item 4   Submission of Matters to a Vote of Security Holders .............. 19
Item 5   Other Information ................................................ 19
Item 6   Exhibits and Reports on Form 8 - K ............................... 19

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------


                                  ASSETS                                   September 30,     March 31,
                                  ------                                        2001           2001
                                                                            -----------    -----------
                                                                            (Unaudited)     (Audited)
                                                                                          (As Restated)
CURRENT ASSETS:
  Cash                                                                      $    40,256    $   207,879
  Receivables:
    Trade, net                                                                  251,607          3,644
    Employees and affiliated company                                             10,000        129,209
    Other                                                                        82,996         90,754
  Prepaid expenses                                                              455,674        160,208
                                                                            -----------    -----------
            Total current assets                                                840,533        591,694
                                                                            -----------    -----------

PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures, computers and equipment                                  582,676        956,299
  Software                                                                    2,041,426      1,321,219
  Leasehold Improvements                                                          9,027         40,850
                                                                            -----------    -----------
                                                                              2,633,129      2,318,368
  Less: accumulated depreciation and amortization                              (145,016)      (124,138)
                                                                            -----------    -----------
                                                                              2,488,133      2,194,230
                                                                            -----------    -----------
OTHER ASSETS:
  Investments (Notes 3 and 4)                                                        --        367,196
  Goodwill, net                                                                  11,774         14,973
  Other                                                                          33,591          6,181
                                                                            -----------    -----------
                                                                                 45,365        388,350
                                                                            -----------    -----------
                                                                            $ 3,374,011    $ 3,174,274
                                                                            ===========    ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and other liabilities                  $ 2,029,911    $ 1,564,508
  Capital lease obligation                                                       40,246         66,490
  Notes payable (Note 3)                                                             --      1,000,000
                                                                            -----------    -----------
            Total current liabilities                                         2,070,157      2,630,998
                                                                            -----------    -----------
LONG-TERM LIABILITIES:
  Capital lease obligation                                                       56,059         78,953
                                                                            -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
  Preferred stock, $.025 par value, 1,000,000 shares authorized,
    888,888 and 0 shares issued and outstanding                                  22,222             --
  Common stock, $.001 par value, 100,000,000 shares authorized,
    20,135,910 and 13,644,246 shares issued and outstanding, respectively        20,136         13,644
  Additional paid-in capital                                                  7,591,015      2,414,844
  Accumulated other comprehensive income                                         (6,928)      (142,489)
  Deficit                                                                    (6,378,650)    (1,821,676)
                                                                            -----------    -----------
                                                                              1,247,795        464,323
                                                                            -----------    -----------
                                                                            $ 3,374,011    $ 3,174,274
                                                                            ===========    ===========


        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                             CONSOLIDATED CONDENSED
                             ----------------------
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------


                                                       Three Months Ended
                                                          September 30,
                                                      2001             2000
                                                  ------------     ------------

REVENUE:
  Transaction fees                                $    284,637     $    612,049
  Data fees                                             76,454           31,042
  Other                                                 10,263           10,000
                                                  ------------     ------------

     Total Revenue                                     371,354          653,091
                                                  ------------     ------------

EXPENSES:
  Clearing costs                                        46,812           90,393
  Trading costs and user fees                           37,423           71,791
  Service fees (Note 4)                              3,259,133               --
  Salaries and related expenses                        268,947          149,293
  Licensing fees                                        29,806          123,325
  General and administrative                           584,924          378,082
                                                  ------------     ------------

     Total operating expenses                        4,227,045          812,884
                                                  ------------     ------------

OTHER INCOME/(EXPENSE)
  Interest expense                                     (10,192)              --
  Other, net                                          (316,991)             293
                                                  ------------     ------------

     Total other expense                              (327,183)             293
                                                  ------------     ------------

NET LOSS BEFORE MINORITY INTEREST                   (4,182,874)        (159,500)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                     --               --
                                                  ------------     ------------

NET LOSS                                          $ (4,182,874)    $   (159,500)
                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

  Net loss                                        $      (0.23)    $      (0.01)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 17,948,502       13,644,246
                                                  ============     ============


        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                             CONSOLIDATED CONDENSED
                             ----------------------
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------


                                                        Six Months Ended
                                                          September 30,
                                                      2001             2000
                                                  ------------     ------------

REVENUE:
  Transaction fees                                $    835,534     $  1,127,787
  Data fees                                            192,806          107,696
  Other                                                 10,975           40,019
                                                  ------------     ------------

     Total Revenue                                   1,039,315        1,275,502
                                                  ------------     ------------

EXPENSES:
  Clearing costs                                       110,508          183,838
  Trading costs and user fees                          147,658          118,275
  Service fees (Note 4)                              3,259,133               --
  Salaries and related expenses                        589,998          274,862
  Licensing fees                                        79,906          189,227
  General and administrative                         1,032,389          727,301
                                                  ------------     ------------

     Total operating expenses                        5,219,592        1,493,503
                                                  ------------     ------------

OTHER INCOME/(EXPENSE)
  Interest expense                                     (67,830)              --
  Other, net                                          (308,867)             592
                                                  ------------     ------------

     Total other expense                              (376,697)             592
                                                  ------------     ------------

NET LOSS BEFORE MINORITY INTEREST                   (4,556,974)        (217,409)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                     --               --
                                                  ------------     ------------

NET LOSS                                          $ (4,556,974)    $   (217,409)
                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

  Net loss                                        $      (0.29)    $      (0.02)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 15,808,134       13,644,246
                                                  ============     ============


        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                           CONSOLIDATED STATEMENTS OF
                           --------------------------
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------


                                                        Three Months Ended
                                                           September 30,
                                                        2001            2000
                                                    -----------     -----------

NET LOSS                                            $(4,182,874)    $  (159,500)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments               (5,540)             --
                                                    -----------     -----------

COMPREHENSIVE LOSS                                  $(4,188,414)    $  (159,500)
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                           CONSOLIDATED STATEMENTS OF
                           --------------------------
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------


                                                         Six Months Ended
                                                           September 30,
                                                        2001            2000
                                                    -----------     -----------

NET LOSS                                            $(4,556,974)    $  (217,409)

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments               (1,388)             --
                                                    -----------     -----------

COMPREHENSIVE LOSS                                  $(4,558,362)    $  (217,409)
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                             CONSOLIDATED CONDENSED
                             ----------------------
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ------------------------------------


                                                                             Six Months Ended
                                                                               September 30,
                                                                            2001           2000
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(4,556,974)   $  (217,409)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                           29,831          6,284
     Loss on sale of securities                                             288,829             --
     Loss on abandonment of leasehold improvements                           28,162             --
     Issuance of stock for services                                       3,259,133             --
     Decrease (increase) in receivables                                    (247,963)        17,871
     Decrease in prepaid expenses                                            45,401             --
     Increase in other assets                                               (19,652)            --
     Increase (decrease) in accounts payable and accrued expenses           498,288        (26,663)
                                                                        -----------    -----------
            Net cash provided by (used in) operating activities            (674,945)      (220,938)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in related party receivables                          119,209         90,154
  Acquisition of subsidiary, net of cash acquired                                --        (16,639)
  Purchases of property and equipment                                      (342,923)      (518,980)
                                                                        -----------    -----------
            Net cash used in investing activities                          (223,714)      (444,444)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                     (49,138)        (9,471)
  Proceeds from notes payable                                               400,000             --
  Issuance of common stock                                                  400,000        800,000
                                                                        -----------    -----------
            Net cash provided by financing activities                       750,862        790,529
                                                                        -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (19,826)            --
                                                                        -----------    -----------

NET INCREASE IN CASH                                                       (167,623)       125,147

CASH, beginning of period                                                   207,879        123,905
                                                                        -----------    -----------

CASH, end of period                                                     $    40,256    $   249,052
                                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock for LLC interest                             $        --    $   273,542
                                                                        ===========    ===========
  Issuance of common stock for prepaid services                         $   400,000    $        --
                                                                        ===========    ===========
  Issuance of common stock and preferred stock for notes payable
   and interest payable                                                 $ 1,157,885    $        --
                                                                        ===========    ===========
  Exchange of investment for payment of note payable                    $   175,000    $        --
                                                                        ===========    ===========
  Sale of investment for return of common stock                         $    33,895    $        --
                                                                        ===========    ===========


        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting
-----------------

The consolidated condensed financial statements of Sutton Trading Solutions, Inc. (formerly Ikon Ventures, Inc.), its wholly owned U.S. subsidiary Sutton Online, Inc. and its European subsidiary, Sutton Online Europe BV (collectively, the "Company") for the quarterly period ended September 30, 2001 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

The notes accompanying the consolidated financial statements for the years ended March 31, 2001 and 2000 included on Form 8-K as filed with the Securities and Exchange Commission include additional information pertinent to an understanding of these interim financial statements.

Organization and Business
-------------------------

Sutton Online, Inc. ("Sutton") was originally organized as a limited liability company in April 1999 and was merged into Sutton Online, Inc. in May 2000. In August 2001, the shareholders of Ikon Ventures, Inc. ("Ikon") approved an exchange of common stock of Ikon for all of the outstanding common stock of Sutton. As a result of this transaction, Ikon owns Sutton as a wholly owned subsidiary. The stock exchange between Ikon and Sutton has been considered a reverse acquisition. Under reverse acquisition accounting, Sutton was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Ikon. Ikon had no assets at acquisition and had liabilities of $76,000. The acquisition was accomplished through the issuance of 2.2222222 shares of Ikon common stock for each share of Sutton, or 15,222,219 shares of Ikon common stock. Subsequent to the reverse acquisition, Ikon changed its name to Sutton Trading Solutions, Inc. (see Note 4).

The consolidated condensed financial statements include Sutton Trading Solutions, Inc. (formerly Ikon Ventures, Inc.), its wholly owned U.S. subsidiary Sutton Online, Inc., and its wholly owned European subsidiary, Sutton Online Europe BV ("Europe") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company's European subsidiary is December 31. This subsidiary is included on the basis of closing dates that precede the Company's closing date by three months.

The Company offers trade routing and level II software and data for online investors including individuals, hedge funds and money managers, and provides brokerage firms with the necessary tools to offer financial products via the internet. Through its European subsidiary, the Company is developing software to provide a trading platform to customers for the purpose of routing trades in US stocks as well as stocks traded on several European exchanges.

The Company's business requires it to have a relationship with a securities broker-dealer as well as a clearing organization to clear trades. Management believes that it could replace its current relationships with another broker-dealer and/or clearing organization at similar costs of trading.

The Company has suffered losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company believes that its cash on hand and the cash generated by its operations will be sufficient to fund operations only through the end of 2001. The ability of the Company to operate beyond such date is contingent upon its obtaining additional debt and/or equity capital prior to such date.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Cash Equivalents
----------------

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

Financial instruments, including cash, receivables, investments and other assets, are carried at amounts that approximate fair value. Accounts payable, loans and notes payable and other liabilities are carried at amounts that approximate fair value.

Software Development Costs
--------------------------

The Company capitalizes software development costs incurred to develop certain of the Company's software for advanced online trading systems that will allow users to buy and sell securities on various worldwide exchanges in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of September 30, 2001, the software has not been completed and, accordingly, is not available for use. The software will be amortized over the economic life of the software.

Property and Equipment
----------------------

The Company provides for depreciation of leasehold improvements, furniture, vehicles, computers and equipment using the straight-line method based on estimated useful lives of, generally, three to seven years.

Foreign Currency
----------------

The Company's foreign subsidiary uses the local currency as their functional currency. Accordingly, assets and liabilities of the foreign subsidiary are translated into United States dollars at end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during the period. Gains or losses from foreign currency translation are included in other comprehensive income.

Goodwill
--------

Goodwill is amortized on a straight-line basis over a period of fifteen years.

Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Revenue Recognition
-------------------

The Company recognizes revenue from trade routing on a transaction-by-transaction basis. Revenue from Level II software and data is recognized on a monthly usage basis.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Stock Split
-----------

On March 22, 2001, Sutton effected a 1 to 2.5 reverse stock split whereby each
2.5 shares were exchanged for one newly issued share. All references to shares and share prices, including retroactive treatment, reflect the split on the basis of the effective ratio.

Net Loss Per Share of Common Stock
----------------------------------

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and the reverse stock split as discussed above. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. SFAS 133 has had no impact on the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 addresses the financial accounting and reporting for goodwill and other intangible assets that will no longer be amortized. The provisions of SFAS 142 must be adopted for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001. The Company is currently assessing the impact of the implementation of SFAS 142 on its financial position and results of operations.

NOTE 2 - BUSINESS COMBINATIONS

In June 2000, the Company organized a newly formed subsidiary in the Netherlands, Sutton Online Europe BV for cash of approximately $17,000. Through this subsidiary, the Company acquired a 51% interest in the outstanding common stock of Sutton Data Services s.r.o. ("SDS"). SDS was a recently formed entity and had no operations. The acquisition was accounted for as a purchase and the results of operations of Europe on a consolidated basis have been included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $16,000, and was recorded as goodwill. Since both Europe and SDS had no operations prior to formation and acquisition, the pro forma results of operations for the periods ended September 30, 2001 and 2000 (assuming formation and acquisition as of April 22, 1999) would not be different than those in the accompanying results of operations. In October 2001, the Company purchased the remaining 49% of the outstanding common stock of SDS (see Note 5). This resulted in the Company recording additional goodwill of approximately $373,000.

NOTE 3 - NOTES PAYABLE

In July 2001, the Company delivered 310,000 shares of common stock of Global Capital Partners, Inc. ("GCAP"), its former parent, to a note holder in payment of $175,000 in notes payable. In August 2001, the Company issued 1,888,888 shares of common stock and 222,222 warrants to purchase common stock (both numbers are after giving effect to the reverse acquisition-see Note 1) and 888,888 shares of preferred stock in payment of notes payable of $1,125,000 plus interest accrued on the notes (see Note 4).

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


NOTE 3 - NOTES PAYABLE (continued)

At September 30, 2001 and March 31, 2001, notes payable consists of the following:

                                                                September 30, 2001   March 31, 2001
                                                                ------------------   --------------
Promissory notes, interest rate of 10% per annum plus
 10,000 shares of GCAP per month, due April 30, 2001,
 subsequently renewed to July 16, 2001                              $       --         $  175,000

Convertible promissory notes, interest rate of 10% per
 Annum plus 55,000 shares of GCAP, due July 31, 2001,
 Convertible into 200,000 shares and warrants to purchase
 100,000 shares of common stock at $2.50 per share                          --            300,000

Convertible promissory note, interest rate of 10% per
 annum, due July 31, 2001, convertible into 350,000 shares
 and warrants to purchase 175,000 shares of common
 stock at $2.50 per share (if holder does not convert this
 note, holder will receive warrants to purchase 50,000 shares
 at $2.50 per share)                                                        --            525,000
                                                                    ----------         ----------

                                                                    $       --         $1,000,000
                                                                    ----------         ----------

NOTE 4 - SHAREHOLDERS' EQUITY

Debt Forgiveness
----------------

In June 2001, a shareholder forgave a debt of $30,000. This amount was credited to paid-in capital.

Preferred Stock
---------------

In August 2001, 888,888 shares of Series A exchangeable preferred stock of Sutton Online, Inc. were issued in payment of a $525,000 note payable. The preferred stock is exchangeable at the option of the preferred shareholder at any time into 888,888 shares of the Company's common stock and a warrant to purchase 388,889 shares of the Company's common stock at $2.50 per share. Holders of the preferred stock are not entitled to receive dividends, except when and as declared by the board of directors. In October 2001, the preferred stock was exchanged for 888,888 shares of the Company's common stock (see Note
5).

Common Stock
------------

In August 2001, 1,888,888 shares of common stock (after giving effect to the reverse acquisition-see below) were issued in payment of $600,000 in notes payable.

In August 2001, Ikon Ventures, Inc. ("Ikon") effected an exchange of common stock of Ikon for all of the outstanding common stock of Sutton. The stock exchange between Ikon and Sutton has been considered a reverse acquisition. (see
Note 1). The reverse acquisition was accomplished through the issuance of
2.2222222 shares of Ikon common stock for each share of Sutton, or 15,222,219 shares of Ikon common stock. At the date of the reverse acquisition, Ikon had 310,913 outstanding shares of common stock. The common stock and paid-in capital amounts have been restated on the accompanying March 31, 2001 balance sheet to reflect the reverse acquisition.

In connection with the acquisition of Sutton, Ikon borrowed $100,000 and loaned such amount to Sutton, and on the date of the acquisition, the $100,000 was converted to 25,000 shares of Ikon common stock. In addition, Ikon sold 100,000 shares of common stock for proceeds of $400,000. Also, the Company issued 4,500,000 shares as service fees valued at $3,600,000, $400,000 of which was for a prepaid contract.

In addition, 22,222 shares of common stock were returned to the Company in connection with the sale of an investment.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)


NOTE 4 - SHAREHOLDERS' EQUITY (continued)

Stock Warrants
--------------

In connection with the reverse acquisition, 3,000,000 warrants to purchase shares of Sutton Online, Inc. were exchanged for 6,666,667 warrants to purchase shares of Ikon Ventures, Inc. All other terms of the warrants remained the same. In addition, the Company issued 222,222 warrants (after giving effect to the reverse acquisition) in connection with the conversion of notes payable (see
Note 3).

No warrants were exercised during the six months ended September 30, 2001. At September 30, 2001, warrants to purchase common stock were outstanding as follows (after giving effect to the reverse acquisition):

                              Number Outstanding
                              And Exercisable at
         Expiration Date      September 30, 2001      Exercise Price
         ---------------      ------------------      --------------

           May 3, 2004             6,888,889              $ 2.50


NOTE 5 - SUBSEQUENT EVENTS

On October 1, 2001, the Company purchased the remaining 49% of the outstanding common stock of SDS through the issuance of 250,000 shares of common stock at $1.50 per share.

In October 2001, the Company entered into a promissory note for $160,000. The note bears interest at a flat rate of $12,500 plus additional consideration of 100,000 shares of common stock of the Company, and is due February 1, 2001. At September 30, 2001, the note holder had advanced the Company $50,000, and such amount is included in the accompanying balance sheet as other liabilities. The Company also borrowed $20,000 under another promissory note in October 2001. The note bears interest at 10% and is due November 26, 2001. If the note is not repaid by November 26, 2001, the note holder will be entitled to receive 10,000 shares of common stock of the Company per month, until the note is paid.

In October 2001, the Series A exchangeable preferred stock of Sutton Online, Inc. was exchanged for 888,888 shares of the Company's common stock.

In November 2001, the Company issued 100,000 shares of common stock in connection with a prepaid service agreement; 50,000 shares of the stock issued are to be held in escrow and released after the sixth month of the agreement, unless the Company terminates the agreement.

In November 2001, the Company granted an option under the Company's 1999 Incentive Program to a director of the Company to purchase 75,000 shares of the Company's common stock, with an exercise price of $2.45 and a term of five years.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW:

We commenced operations in May 1999, initially focusing on providing direct access software developed by others to retail clients of the firm to effect securities transactions online. Since November 1999, we have transitioned to become an application service provider (ASP) of our own proprietary platform, GlobalDAT(TM). Through our Sutton Online, Inc. subsidiary, we provide individuals, broker-dealers, and other financial institutions with direct access to global markets via stock exchanges, market participants, and electronic communication networks (ECNs) through a seamless and simple Internet interface. We offer two principal solutions: SONIC 2000(TM) -: a third party US direct access trading platform, and GlobalDAT(TM) (Global Direct Access Trading): a proprietary global direct access trading platform - providing global direct trading access to European and American markets. We offer these products in the role of an ASP, allowing business-to-business (B2B) clients to outsource much of their transaction infrastructure on a cost-effective basis, maximizing clients "hard" and "soft" dollar return on investment. Our wholly owned subsidiary, Sutton Data Services, s.r.o. is our Prague based software developer that has created and maintains the GlobalDAT(TM) platform and is further engaged in providing specialized custom solutions for B2B clients. With the SONIC 2000(TM) and GlobalDAT(TM) products, we believe we have created an innovative and comprehensive solution that fulfills the complete transaction platform needs of a sizeable customer base seamlessly and cost-effectively, affording direct access to global equities markets in a single, easy-to-use Internet interface.

By 1996, the financial services industry had adopted the Financial Information Exchange Protocol, commonly referred to as the FIX protocol, which provides the brokerage industry with a common underlying language to enable electronic trading and communications. Therefore, we have built GlobalDAT(TM) around the FIX protocol, which enables GlobalDAT(TM) to interface with multiple front- end systems as well as stock exchanges, market makers, and ECN's. By providing execution capabilities to these front-end systems, the Company anticipates a growth in revenue during calendar 2002 due to an increased number of transactions.

In November 2001, the Company entered into a strategic relationship with Omiris Networks, headquartered in London. Omiris is expected to provide access to over 22 European stock exchanges to the company's clients using the GlobalDAT(TM) direct access platform. Omiris has agreed to use its best efforts to introduce our GlobalDAT(TM) product to their network members and it is expected that such introductions will result in an increased number of users and number of transactions on our GlobalDAT(TM) product. In turn, we will route transactions to key US markets for the Omiris members. Revenues in calendar 2002 are expected to increase in part due the added volume anticipated by this agreement.

Our revenues are comprised of transaction fees, data fees and software licensing fees that are primarily derived from domestic and international brokerage firms, banks and financial institutions. We also have entered into interconnectivity agreements, introducing broker dealer agreements, and technical support agreements. All of such agreements are for an initial period of one year, with automatic renewal of one additional year. Transaction fees and technical support fees are billed to the customer on a monthly basis based on volume.

International Data Corporation (IDC) has estimated that online brokerage revenues will expand to approximately $5.4 trillion by 2004, as technology development proceeds towards the development of comprehensive, real-time transaction platforms. Already, driven by the superior speed and access to information and market research that Internet-based equity trading platforms afford, the growth of US online brokerage population has been considerable, with IDC estimating some 9.1 million online brokerage accounts in 2000. This figure is expected by IDC to rise to over 60 million accounts and some 20 million users by 2004. The growth of international online brokerage firms is anticipated by

IDC to be even more pronounced, with European brokerage accounts rising from
1.85 million in 1999 to over 16 million in 2004. Asian Pacific markets are anticipated by IDC to undergo a period of hyper growth with online brokerage accounts rising from an estimated 8 million in 200 to over 42 million in 2005. With our focus upon providing comprehensive solutions for web-enabled transaction processing and equity trading, the Company Believes it is well positioned to benefit from the anticipated growth of online equity trading word-wide, as brokerages, financial institutions, and semi-professional traders migrate increasingly to global e-trading.

On September 30, 2000 the Company had 9 software licensing agreements. On September 30, 2001 the Company had 19 software licensing agreements, an increase of 47%. The Company plans to further increase the number of software licensing agreements by entering into various third party agreements for the distribution of GlobalDAT(TM), leveraging our current B2B relationships, and the execution of referral contracts. As of September 30, 2001 the Company had 662 retail trading accounts, 611users of SONIC 2000(TM), and 10 internal users of GlobalDAT(TM) The Company expects the number of GlobalDAT(TM) users to increase substantially over the next quarter due to the implementation of the product and the conversion of existing SONIC 2000(TM) users to GlobalDAT(TM). The Company may seek to grow its retail business by either internal growth or by acquisition to the extent its resources permit.

Under various services agreements, we provide technology support services, including systems administration, internal network support, support and procurement for desktops of end-user equipment, operations and disaster recovery services, voice and data communications, support and development of systems for clearance and settlement services. In addition, certain clients of the Company provide online access to their customers through use of the Company's electronic trading platform for which the Company receives fees.

As discussed below, the three months and the six months ended September 20, 2001, were characterized by a decrease in transaction fee revenue, along with an increase in data fee revenue, offset by higher operating costs and lower transaction revenue. The Company expects operating losses to continue for the foreseeable future as it implements the GlobalDAT(TM) platform. In addition, at September 30, 2001, the Company had a working capital deficiency of approximately $1,229,625. The ability of the Company to continue as a going concern is contingent upon its obtaining additional debt and/or equity capital prior to December 31, 2001. No assurance can be given that additional capital will be obtained. If such capital is not obtained, the Company will have to curtail its operations.

Revenue

Total revenue for the three and six months ended September 30, 2001, was approximately $371,000 and $1,040,000 respectively. These amounts represented a decrease from the three and six months ended September 30th, 2000 of 43% and 18% respectively. Total revenue for the three month and six month periods ended September 30th, 2000 was approximately $653,000 and $1,275,000. The decrease in total revenue is due primarily to the decrease in overall trading activity by online traders, technical support and broker dealer clients.

Transactions fees for the three and six months ended September 30, 2001 were $285,000 and $836,000 respectively, which is a decrease of 53% and 26% respectively, over the same periods in 2000. Such decrease is primarily due to the general downturn in the stock markets. Data Fees for the three and six months ended September 30, 2001 were $76,000 and 193,000 respectively which is a 145% and 80% increase over the same periods in 2000, which is primarily due to the increase in the number of software users during 2001. The NASDAQ composite index had reached a record high in March 2000, compared to a market downturn through the period ended September 30, 2001, losing approximately 69% of its value. The sharp decline in the value of equities owned by clients has significantly impacted the total assets in our broker dealer customers, resulting in lower transaction volumes. Also contributing to the decrease in revenues is the impact of the market being closed for four trading days following the events of September 11, 2001.

During the period ended September 30, 2001, the Company recognized a total realized loss of $288,829. In connection with an agreement dated September 26, 2001, the Company sold its ownership in Total Solutions for a return of common stock of the Company; this resulted in a realized loss of $26,895. The remaining realized loss of $261,934 represents the recognition of previous unrealized losses in connection with the exchange of marketable securities for the payment of notes payable of $175,000.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2001 were approximately $4,217,045 and $5,199,592 respectively. These amounts represent an increase over the three and six-month period ended September 30, 2000, of 419% and 248% respectively. The operating expenses for the three and six-month period ended September 30, 2000 were $812,884 and $1,493,503 respectively.

These increases are primarily due to the issuance of 4,500,000 shares of common stock for services rendered. [Services fees of $3,259,133 were recognized in connection with this transaction during the period ended September 30, 2001. - need to discuss]

Salary expenses increased for the period ended September 30, 2001 due to additional customer service employees as well as the addition of a full time chief executive officer and controller.

General and administrative expenses increased due to an increase in communications expenses, mainly due to the addition of an AT&T Co-Location facility which provides redundancy and fail safety measures for our clients, as well as additional connectivity to our Sutton Data Services office.

Notes Payable

In August 2001, the Company issued 1,888,888 shares of common stock (after giving effect to the reverse acquisition) and 888,888 shares of preferred stock in payment of notes payable of $1,125,000 plus interest accrued on the notes. Also, the Company delivered 310,000 shares of marketable securities to a note holder in payment of $175,000 in notes payable and accrued interest.

Debt Forgiveness

In June 2001, a shareholder forgave a debt of $30,000. This amount was credited to paid-in capital.

Going Concern

The Company has incurred significant losses from operations, primarily from the issuance of stock for compensation, and has generated insufficient operating revenue to fund its expenses. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its cash on hand and the cash generated by its operations will be sufficient to fund operations only through the end of 2001. The ability of the Company to operate beyond such date is contingent upon its obtaining additional debt and/or equity capital prior to such date. The Company is in negotiations with various parties but no assurance can be given that the Company will be able to secure additional capital. If the Company is unsuccessful in obtaining additional capital, it will have to curtail its operations.

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

                                     PART II
                                OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities

         During the three months ended September 30, 2001, Registrant issued the following securities without registration under the Securities Act of 1933, as amended (the "Act"):

         (a) On June 19, 2001, Registrant sold and issued its convertible promissory note in the amount of $100,000 to Charles Conzentino, an accredited, non-affiliated investor. Such note was converted on August 8, 2001, into 25,000 shares of Registrant's common stock in accordance with the terms thereof. The note and the shares were issued and sold in reliance upon the exemption provided by Rule 506 of Regulation D, as promulgated under the Act.

         (b) On August 8, 2001, Registrant completed a private placement of 100,000 shares of its common stock at $4.00 per share (an aggregate purchase price of $400,000) to three accredited, non-affiliated investors in reliance upon the exemption provided by Rule 506 of Regulation D, as promulgated under the Act. The shares were issued to the following investors:

                                       No. of Shares
         Name                          Purchased          Amount Invested
         ----                          ---------          ---------------

         Douglas Kiggins               75,000             $300,000
         Corporate Communications
         Network, Inc.                 12,500             $ 50,000
         Charles Conzentino            12,500             $ 50,000

         (c) On August 8, 2001, Registrant issued 500,000 shares of its common stock to Summit Trading Limited ("STL"), an accredited, non-affiliated investor, in consideration of STL's agreement to pay all of the fees and expenses of Investor Relations Services, Inc, a public relations firm employed by Registrant for a one year period. The number of shares issued to STL was arbitrarily determined by negotiations between the parties and no value was assigned to the shares. The shares were issued in reliance upon the exemption provided by Rule 506 of Regulation D.

         (d) On August 8, 2001, Registrant issued an aggregate of 15,222,219 shares of its common stock to the stockholders (22) of Sutton Online Inc. ("SOL") in exchange for their shares of SOL. All of such stockholders were accredited or sophisticated investors. The exchange ratio was arbitrarily determined by negotiations between the parties and no value was assigned to the shares issued. The shares were issued in reliance upon the exemption provided by Section 4(2) of the Act.

         With respect to the issuances of securities referred to above, investors were furnished with information regarding the Registrant and the offering and issuance, and each had the opportunity to verify information supplied. Additionally, Registrant obtained a representation from each investor of such investor's intent to acquire the securities for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The securities bear appropriate restrictive legends, and Registrant issued stop transfer instructions to its transfer agent.

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

         None

         (b) Reports on Form 8-K

         On August 22, 2001, the Registrant filed a Current Report on Form 8-K reporting a change in control, the acquisition of all of the issued and outstanding capital stock of Sutton Online, Inc. ("SOL") and a change in its fiscal year. Such report included the financial statements of SOL for the periods specified in Rule 3-05(b) of Regulation S-X and the pro forma financial information required pursuant to Article 11 of Regulation S-X.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       SUTTON TRADING SOLUTIONS, INC.



Date: November 19, 2001                By: /s/ JONATHAN SIEGEL
                                           -------------------------------------
                                           Jonathan Siegel
                                           Chairman and CEO