Form 10QSB
period 2001-12-31
IKON VENTURES INC
filed 2002-02-14
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                1000 Woodbury Road, Suite 214, Woodbury, NY 11797
                    (Address of Principal Executive Offices)

                                 (516) 682-9700
                 Issuer's Telephone Number. Including Area Code


         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 13, 2002, the registrant had 23,157,298 shares of common stock outstanding.

                         SUTTON TRADING SOLUTIONS, INC.

                                   FORM 10-QSB
                     For the Quarter Ended December 31, 2001


                                      Index                                Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1   Consolidated Condensed Balance Sheets at December 31, 2001
         and March 31, 2001 (unaudited for December 31, 2001 period)           3

         Consolidated Condensed Statements of Operations for the three months ended December 31, 2001 and 2000 (unaudited) and for the
         nine months ended December 31, 2001 and 2000 (unaudited)              4

         Consolidated Statements of Comprehensive Income for the three months ended December 31, 2001 and 2000 (unaudited) and for the
         nine months ended December 31, 2001 and 2000 (unaudited)              6

         Consolidated Condensed Statements of Cash Flows for the nine
         months ended December 31, 2001 and 2000 (unaudited)                   8

         Notes to Consolidated Financial Statements                            9

Item 2   Management's Discussion and Analysis or Plan of Operation            14

PART II

Item 1   Legal Proceedings                                                    18
Item 2   Changes in Securities                                                18
Item 3   Defaults Upon Senior Securities                                      19
Item 4   Submission of Matters to a Vote of Security Holders                  19
Item 5   Other Information                                                    19
Item 6   Exhibits and Reports on Form 8-K                                     __


                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                    ASSETS                                     December 31,      March 31,
                                    ------                                         2001            2001
                                                                               ------------    ------------
                                                                               (Unaudited)      (Audited)
                                                                                               (As Restated)
CURRENT ASSETS:
  Cash                                                                         $     52,347    $    207,879
  Receivables:
    Trade, net                                                                       47,285           3,644
    Employees and affiliated company                                                 10,000         129,209
    Other                                                                            35,585          90,754
  Prepaid expenses                                                                  338,613         160,208
                                                                               ------------    ------------
                      Total current assets                                          483,830         591,694
                                                                               ------------    ------------
PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures, computers and equipment                                      518,316         956,299
  Software                                                                        2,175,017       1,321,219
  Leasehold Improvements                                                              9,438          40,850
                                                                               ------------    ------------
                                                                                  2,702,771       2,318,368
  Less: accumulated depreciation and amortization                                  (162,058)       (124,138)
                                                                               ------------    ------------
                                                                                  2,540,713       2,194,230
                                                                               ------------    ------------
OTHER ASSETS:
  Investments (Notes 3 and 4)                                                             -         367,196
  Goodwill, net                                                                     389,798          14,973
  Other                                                                              30,583           6,181
                                                                               ------------    ------------
                                                                                    420,381         388,350
                                                                               ------------    ------------
                                                                               $  3,444,924    $  3,174,274
                                                                               ============    ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and other liabilities                     $  2,017,739    $  1,564,508
  Capital lease obligation                                                           47,059          66,490
  Notes payable (Note 3)                                                            120,000       1,000,000
                                                                               ------------    ------------
                   Total current liabilities                                      2,184,798       2,630,998
                                                                               ------------    ------------
LONG-TERM LIABILITIES:
  Capital lease obligation                                                           35,700          78,953
                                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
  Preferred stock, $.0001 par value, 3,000,000 shares authorized,
    2,000,000 and 0 shares issued and outstanding                                       200               -
  Common stock, $.001 par value, 100,000,000 shares authorized,
    23,157,298 and 13,644,246 shares issued and outstanding, respectively            23,158          13,644
  Additional paid-in capital                                                      9,598,215       2,414,844
  Note receivable                                                                (1,000,000)              -
  Accumulated other comprehensive income                                            (45,361)       (142,489)
  Deficit                                                                        (7,351,786)     (1,821,676)
                                                                               ------------    ------------
                                                                                  1,224,426         464,323
                                                                               ------------    ------------
                                                                               $  3,444,924    $  3,174,274
                                                                               ============    ============

The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                             CONSOLIDATED CONDENSED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------


                                                      Three Months Ended
                                                          December 31,
                                                      2001            2000
                                                 ------------    ------------
REVENUE:
  Transaction fees                               $    282,879    $    539,799
  Data fees                                            64,476          54,570
  Other                                                     -          38,550
                                                 ------------    ------------
     Total Revenue                                    347,355         632,919
                                                 ------------    ------------
EXPENSES:
  Clearing costs                                       41,172          82,718
  Communications                                       75,320          70,820
  Trading costs and user fees                          70,402          85,378
  Technical support                                    80,688          56,486
  Service fees (Note 4)                                66,700               -
  Salaries and related expenses                       300,316         162,353
  Licensing fees                                       30,994          73,508
  General and administrative                          367,571         422,293
                                                 ------------    ------------
     Total operating expenses                       1,033,163         953,556
                                                 ------------    ------------
OTHER INCOME/(EXPENSE)
  Interest expense                                   (255,326)              -
  Other, net                                            1,381               -
                                                 ------------    ------------
     Total other expense                             (253,945)              -
                                                 ------------    ------------

NET LOSS                                         $   (939,753)   $   (320,637)
                                                 ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss                                     $      (0.04)   $      (0.02)
                                                 ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                21,048,280      13,644,246
                                                 ============    ============

The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                             CONSOLIDATED CONDENSED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------


                                                        Nine Months Ended
                                                          December 31,
                                                     2001             2000
                                                 ------------    ------------
REVENUE:
  Transaction fees                               $  1,118,413    $  1,667,586
  Data fees                                           257,282         162,265
  Other                                                10,975          63,550
                                                 ------------    ------------
     Total Revenue                                  1,386,670       1,893,401
                                                 ------------    ------------
EXPENSES:
  Clearing costs                                      151,680         266,556
  Communications                                      225,671         179,346
  Trading costs and user fees                         218,060         203,654
  Technical support                                   286,153          74,085
  Service fees (Note 4)                             3,282,333               -
  Salaries and related expenses                       890,314         436,215
  Licensing fees                                      110,900         212,697
  General and administrative                        1,078,364       1,027,537
                                                 ------------    ------------
     Total operating expenses                       6,286,975       2,400,090
                                                 ------------    ------------
OTHER INCOME/(EXPENSE)
  Interest expense                                   (322,319)              -
  Other, net                                         (307,486)            592
                                                 ------------    ------------

     Total other expense                             (629,805)            592
                                                 ------------    ------------

NET LOSS                                         $ (5,530,110)   $   (506,097)
                                                 ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss                                     $      (0.28)   $      (0.04)
                                                 ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                19,498,391      13,644,246
                                                 ============    ============

The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                           CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------

                                                       Three Months Ended
                                                          December 31,
                                                      2001            2000
                                                 ------------    ------------
NET LOSS                                         $   (939,753)   $   (320,637)

OTHER COMPREHENSIVE INCOME (LOSS):
 Foreign currency translation adjustments             (38,433)              -
                                                 ------------    ------------

COMPREHENSIVE LOSS                               $   (978,186)   $   (320,637)
                                                 ============    ============

The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                           CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------

                                                       Nine Months Ended
                                                          December 31,
                                                      2001            2000
                                                 ------------    ------------
NET LOSS                                         $ (5,530,110)   $   (506,097)

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments            (45,361)              -
                                                 ------------    ------------
COMPREHENSIVE LOSS                               $ (5,575,471)   $   (506,097)
                                                 ============    ============

The accompanying notes are an integral part of these statements.


                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                             CONSOLIDATED CONDENSED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        December 31,
                                                                                   2001             2000
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (5,530,110)   $   (506,097)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                                   46,873          12,568
     Loss on sale of securities                                                     288,829               -
     Loss on abandonment of leasehold improvements                                   28,162               -
     Issuance of stock for services and interest expense                          3,507,333               -
     Decrease (increase) in receivables                                               3,770         (45,302)
     Decrease in prepaid expenses                                                   117,462               -
     Increase in other assets                                                       (16,644)              -
     Increase in accounts payable and accrued expenses                              483,092         208,072
                                                                               ------------    ------------
               Net cash used in operating activities                             (1,071,233)       (330,759)
                                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in related party receivables                                             119,209          90,154
  Acquisition of subsidiary, net of cash acquired                                         -         (16,639)
  Purchases of property and equipment                                              (412,565)       (525,829)
                                                                               ------------    ------------
               Net cash used in investing activities                               (293,356)       (452,314)
                                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                             (62,684)         (9,471)
  Proceeds from notes payable                                                       930,000               -
  Increase in subscription receivable                                                     -        (100,000)
  Issuance of common stock                                                          400,000         800,000
                                                                               ------------    ------------
                 Net cash provided by financing activities                        1,267,316         690,529
                                                                               ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (58,259)              -
                                                                               ------------    ------------

NET DECREASE IN CASH                                                               (155,532)        (92,544)

CASH, beginning of period                                                           207,879         123,905
                                                                               ------------    ------------
CASH, end of period                                                            $     52,347    $     31,361
                                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock for LLC interest                                    $          -    $    273,542
                                                                               ============    ============
  Issuance of common stock for prepaid services, net of return of stock on
    contract Cancellation                                                      $    355,000    $          -
                                                                               ============    ============
  Issuance of common stock and preferred stock for notes payable
    and interest payable                                                       $  1,816,085    $          -
                                                                               ============    ============
  Exchange of investment for payment of note payable                           $    175,000    $          -
                                                                               ============    ============
  Sale of investment for return of common stock                                $     33,895    $          -
                                                                               ============    ============
  Purchase of minority interest in subsidiary                                  $    375,000    $          -
                                                                               ============    ============
  Issuance of note receivable for purchase of preferred and common stock       $  1,000,000    $          -
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

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Interim Reporting
-----------------

The consolidated condensed financial statements of Sutton Trading Solutions, Inc. (formerly Ikon Ventures, Inc.), its wholly owned U.S. subsidiary Sutton Online, Inc. and its European subsidiary, Sutton Data Services sro (collectively, the "Company") for the quarterly period ended December 31, 2001 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

The consolidated condensed financial statements include Sutton Trading Solutions, Inc. (formerly Ikon Ventures, Inc.), its wholly owned U.S. subsidiary Sutton Online, Inc., and its wholly owned European subsidiary, Sutton Data Services sro ("Europe") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company's European subsidiary is December 31. This subsidiary is included on the basis of closing dates that precede the Company's closing date by three months.

The Company offers trade routing and level II software and data for online investors including individuals, hedge funds and money managers, and provides brokerage firms with the necessary tools to offer financial products via the Internet. Through its European subsidiary, the Company is developing software to provide a trading platform to customers for the purpose of routing trades in U.S. stocks as well as stocks traded on several European exchanges.

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

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

The Company has suffered losses from operations and has insufficient cash to fund its operations for the next twelve months that raises substantial doubt about its ability to continue as a going concern. The Company is receiving additional equity funding of $1,300,000 between January 2002 and May 2002, as described in Notes 4 and 5. However, the ability of the Company to continue operations is contingent upon its obtaining additional debt and/or equity capital to fund its operations, or reducing its recurring losses from operations.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

Financial instruments, including cash, receivables, investments, other assets, accounts payable, loans and notes payable and other liabilities are carried at amounts that approximate fair value due to the short term nature of those instruments.

Software Development Costs
--------------------------

The Company capitalizes software development costs incurred to develop certain of the Company's software for advanced online trading systems that will allow users to buy and sell securities on various worldwide exchanges in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As of this date, the software has not been completed and, accordingly, is not available for use. The software will be amortized over the economic life of the software.

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

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

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


                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - BUSINESS COMBINATIONS

In June 2000, the Company organized a newly formed subsidiary in the Netherlands, Sutton Online Europe BV for cash of approximately $17,000. Through this subsidiary, the Company acquired a 51% interest in the outstanding common stock of Sutton Data Services s.r.o. ("SDS"). SDS was a recently formed entity and had no operations. The acquisition was accounted for as a purchase and the results of operations of Europe on a consolidated basis have been included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $16,000, and was recorded as goodwill. Since both Europe and SDS had no operations prior to formation and acquisition, the pro forma results of operations for the periods ended December
31, 2001 and 2000 (assuming formation and acquisition as of April 22, 1999) would not be different than those in the accompanying results of operations. In
October 2001, the Company purchased the remaining 49% of the outstanding common stock of SDS (see Note 4). This resulted in the Company recording additional goodwill of approximately $373,000.

NOTE 3 - NOTES PAYABLE

In July 2001, the Company delivered 310,000 shares of common stock of Global
Capital Partners, Inc. ("GCAP"), its former parent, to a note holder in payment of $175,000 in notes payable. In August 2001, the Company issued 1,888,888 shares of common stock and 222,222 warrants to purchase common stock (both numbers are after giving effect to the reverse acquisition-see Note 1) and 888,888 shares of preferred stock and 388,889 warrants to purchase common stock in payment of notes payable of $1,125,000 plus interest accrued on the notes
(see Note 4).

During the period from October 1, 2001 through December 31, 2001, the Company borrowed $530,000 under various note payable agreements. Of these notes, $250,000 was then converted to shares of common stock and warrants to purchase common stock (see Note 4).

At December 31 and March 31, 2001, notes payable consists of the following:

                                                                                        December         March
                                                                                        ---------        -----
                                                                                        31, 2001      31, 2001
                                                                                        --------      --------
Promissory note, interest rate of 10% per annum plus

 10,000 shares of common stock per month if not repaid by due date,

 due November 26, 2001, subsequently repaid in January 2002
                                                                                        $               $
                                                                                          20,000             -

Promissory notes, interest rate of 10% per annum plus

 25,000 shares of common stock per month if not repaid by due date,

 due January 7, 2002, subsequently repaid in January 2002.

                                                                                          50,000             -

Promissory notes, interest of $5,000 plus 32,500 shares of common stock per month if not repaid by February 1, 2002, subsequently repaid in January 2002.

                                                                                          50,000              -

Promissory notes, interest rate of 10% per annum plus

 10,000 shares of GCAP per month, due April 30, 2001,

 subsequently renewed to July 16, 2001

                                                                                               -        175,000

Convertible promissory notes, interest rate of 10% per

 annum plus 55,000 shares of GCAP, due July 31, 2001,

 convertible into 200,000 shares and warrants to purchase

 100,000 shares of common stock at $2.50 per share

                                                                                               -        300,000

Convertible promissory note, interest rate of 10% per

 annum, due July 31, 2001, convertible into 350,000 shares

 and warrants to purchase 175,000 shares of common

 stock at $2.50 per share (if holder does not convert this

 note, holder will receive warrants to purchase 50,000 shares at $2.50 per share)

                                                                                               -        525,000
                                                                                         -------        -------

                                                                                        $               $     1
                                                                                        ========        =======
                                                                                         120,000        000,000
                                                                                        ========        =======

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 4 - SHAREHOLDERS' EQUITY

Debt Forgiveness
----------------

In June 2001, a shareholder forgave a debt of $30,000, which was credited to paid-in capital.

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

In December 2001, 2,000,000 shares of Series A exchangeable preferred stock of Sutton Online, Inc. were issued, along with common stock, for a note receivable in the amount of $1,000,000 (see below).

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

In connection with the acquisition of Sutton, Ikon borrowed $100,000 and loaned such amount to Sutton, and on the date of the acquisition, the $100,000 was converted to 25,000 shares of Ikon common stock. In addition, Ikon sold 100,000 shares of common stock for proceeds of $400,000. Also in connection with the acquisition, the Company issued 4,500,000 shares as service fees valued at $3,600,000, $400,000 of which was for a prepaid contract.

In addition, 22,222 shares of common stock were returned to the Company in connection with the sale of an investment.

On October 1, 2001, the Company purchased the remaining 49% of the outstanding common stock of SDS through the issuance of 250,000 shares of common stock at $1.50 per share.

During the period from October 1, 2001 through December 31, 2001, the Company issued 120,000 shares of common stock as payment of interest of $248,200 on notes payable, and 62,500 shares of common stock for conversion of notes payable in the amount of $250,000 to equity.

In November 2001, the Company issued 100,000 shares of common stock in connection with a prepaid service agreement valued at $275,000; 50,000 shares of the stock issued are to be held in escrow and released after the sixth month of the agreement, unless the Company terminates the agreement. Also, in December 2001, 400,000 shares of common stock were returned to the Company in connection with the termination of a prepaid service contract.

In December 2001, the Company issued 2,000,000 shares of common stock for a note receivable in the amount of $1,000,000 (see below).

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 4 - SHAREHOLDERS' EQUITY (continued)

Note Receivable
---------------

In December 2001, the Company sold 2,000,000 shares of preferred stock of Sutton Online, Inc. and 2,000,000 shares of common stock of the Company for a note receivable in the amount of $1,000,000. The note requires payment of principal as follows: $50,000 due 1/8/02, $400,000 due 1/15/02, $212,500 due 2/15/02,
$212,500 due 3/15/02 and $125,000 due 4/15/02. The note does not bear interest unless the principal payments are not made on each due date; the amount past due then bears interest at 15%.

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

In October 2001, the Company issued 388,888 warrants in connection with the conversion of notes payable (see Note 3).

In November 2001, the Company granted an option under its 1999 Incentive Program to a director of the Company to purchase 75,000 shares of the Company's common stock, with an exercise price of $2.45 and a term of five years.

During the three months ended December 31, 2001, the Company also issued 62,500 warrants with an exercise price of $2.50, in connection with the conversion of notes payable.

No warrants were exercised during the nine months ended December 31, 2001. At December 31, 2001, warrants to purchase common stock were outstanding as follows (after giving effect to the reverse acquisition):

                                       Number Outstanding
                                       And Exercisable at
               Expiration Date          December 31, 2001       Exercise Price
               ---------------          -----------------       --------------

               May 3, 2004                 7,340,278            $       2.50
               November 7, 2006               75,000                    2.45
                                           ---------
                                           7,415,278
                                           =========

NOTE 5 - SUBSEQUENT EVENTS

On January 1, 2002, the Company entered into a five year consulting agreement with a shareholder whereby the Company will pay the consultant annual compensation in the amount of 20% of the net income before taxes of the Company.

In January 2002, the Company received $450,000 relating to the $1,000,000 note receivable as of December 31, 2001, as shown on the accompanying statement of financial condition.

In January 2002, the Company repaid the $120,000 in notes payable, as shown on the accompanying balance sheet as of December 31, 2001.

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 5 - SUBSEQUENT EVENTS (continued)

In December 2001, the Company agreed to sell on February 15, 2002, 300,000 shares of preferred stock of Sutton Online, Inc. and 300,000 shares of common stock of the Company for a note receivable in the amount of $300,000. The note will require payments of $87,500 due 4/15/02 and $212,500 due 5/15/02. The note will not bear interest unless the principal payments are not made on each due date; the amount past due then bears interest at 15%.

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

         By 1996, the financial services industry had adopted the Financial Information Exchange Protocol, commonly referred to as the FIX protocol, which provides the brokerage industry with a common underlying language to enable electronic trading and communications. Therefore, we have built GlobalDAT(TM) around the FIX protocol, which enables GlobalDAT(TM) to interface with multiple front- end systems as well as stock exchanges, market makers, and ECNs. By providing execution capabilities to these front-end systems, the Company anticipates a growth in revenue during calendar 2002 due to an increased number of transactions.

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

         On December 31, 2000 the Company had 12 software licensing agreements. On December 31, 2001 the Company had 17 software licensing agreements, an increase of 42%. The Company plans to further increase the number of software licensing agreements by entering into various third party agreements for the distribution of GlobalDAT(TM), leveraging our current B2B relationships, and the execution of referral contracts.

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

         During the three months ended December 31, 2001, the Company's focus was primary in three areas: the raising of sufficient capital to fund the Company's immediate working capital requirements, the launch of GlobalDAT(TM) and the purchase of a broker/dealer.

         With regard to raising capital, as more fully discussed below under "Liquidity," in December 2001, the Company sold 2,000,000 shares of its common stock and 2,000,000 shares of preferred stock of Sutton Online, Inc. for an aggregate consideration of $1,000,000 (plus the conversion of $410,000 of indebtedness into equity). Of such amount, $450,000 of which was received in the month of January, $157,000 was used to repay all non-trade debt, eliminating all notes payable from the balance sheet. The balance is being used for general working capital, including the purchase of additional hardware to enhance the reliability and functionality of GlobalDAT(TM), and the continued funding of Sutton Data Services, s.r.o., the Company's wholly owned software development subsidiary. The purchaser also agreed to purchase on February 15, 2002, an additional 600,000 shares of the Company's common stock and 600,000 shares of preferred stock of Sutton Online, Inc. for an aggregate consideration of $300,000, of which $87,500 is payable on April 15, 20002 and $212,500 is payable on May 15, 2002. The Company intends to continue it's current funding initiative to further enhance its ability to successfully penetrate the market and obtain profitability. No assurance can be given, however, that the Company will be able to obtain additional capital.

         With regards to the launch of GlobalDAT(TM), the Company continued to enhance and improve the product, adding features as a result of potential customers that tested the product and provided feedback. Additionally, the Company continued to test GlobalDAT(TM) with 10 internal users, bringing the product closer to full rollout. The Company made a strategic decision to defer the rollout of GlobalDAT(TM) until it had raised to sufficient funds to enable the Company to support such rollout Having obtained that goal, the Company is expecting the delivery of certain equipment that provides enhanced capacity and reliability, and expects to launch GlobalDAT(TM) during the Spring of 2002. The Company expects the number of GlobalDAT(TM) users to increase substantially during fiscal 2002 due to the implementation of the product and the conversion of existing SONIC 2000(TM) users to GlobalDAT(TM).

         The Company concluded that the addition of an existing NASD (National Association of Securities Dealers) member in the online trading business would allow the Company to provide turnkey solutions completely autonomously, with all of the key elements in-house. Specifically, the Company would own the broker/dealer, the software development firm, the A.S.P (Application Service Provider), and the European joint-venture vehicle. Additionally, the Company concluded that the addition of a broker/dealer would substantially increase trade volumes and revenues initially due to its existing business. The Company expects to grow its retail business through the acquisition of the broker/dealer and the exploitation of the broker/dealer's current management's ability to run a retail operation. The Company is in negotiation to acquire such a broker/dealer but no assurance can be given that such negotiations will prove successful. In any event, because of the Company's lack of financial resources, it is likely that the acquisition price of any broker/dealer would be payable in shares of the Company's capital stock.

Revenue:

         Total revenue for the three and nine months ended December 31, 2001, was approximately $347,000 and $1,387,000 respectively. These amounts represent a decrease from the three and nine-month periods ended December 31, 2000, of 45% and 27% respectively. Total Revenue for the three and nine-month periods ended December 31, 2000, was approximately $633,000 and $1,893,000. The decrease in total revenue is due primarily to the decrease in overall trading activity by online traders, technical support and broker dealer clients.

         Transaction fees for the three and nine months ended December 31, 2001, were $283,000 and $1,118,000 respectively, which is a decrease of 48% and 33% respectively over the same periods in 2000. Such decrease is primarily due to the general downturn in the stock market. Data fees for the three and nine months ended December 31, 2001, were approximately $65,000 and $257,000 respectively which is an 18% and 59% increase over the same periods in 2000, which is primarily due to the increase in the number of software users during 2001. The increase in data fees superimposed with the simultaneous decrease in transaction fees demonstrates that while the number of software users has been increasing, the downturn in the stock market has resulted in a lower average number of transactions per user.

         During the nine month period ended December 31, 2001, the Company recognized a total realized loss of $288,829. In connection with an agreement dated September 26, 2001, the Company sold its ownership in Total Solutions, s.r.o. for a return of common stock of the Company; which resulted in a realized loss of $26,895. The remaining realized loss of $261,934 represents the recognition of previous unrealized losses in connection with the exchange of marketable securities for the payment of notes payable of $175,000.

Operating Expense:

         Operating expenses for the three and nine months ended December 31, 2001, were approximately $1,033,000 and $6,287,000 respectively. These amounts represent an increase over the three and nine-month period ended December 31, 2000, of 8% and 162% respectively. The operating expenses for the three and nine month period ended December 31, 2000, were approximately $954,000 and $2,400,000. These increases for the three month period are primarily due to the 85% increase in salary expense from the prior period due to additional customer support employees as well as the addition of a full time Chief Executive Officer and Controller.

         Operating expenses also increased in the three-month period due to 200,000 shares of common stock issued for two prepaid service contracts. These increases were offset, however, by a 50% reduction in clearing costs and a 60% reduction in licensing fees over the same period last year.

         The increase in operating expenses for the nine-month period ended December 31, 2001, is primarily due to the issuance of 4,500,000 shares of common stock for services rendered. Communications expenses increased 26% for the nine-month period ended December 31, 2001, mainly due to the addition of an AT&T co-location facility which provides redundancy and fail safety measures for our clients, as well as additional connectivity to our Sutton Data Services office in Prague.

         Technical support fees increased in the three and nine-month period ended December 31, 2001, 43% and 286% respectively over the prior period due to a business mix change. In 2000, our business was based primarily around retail clients; in 2001, that mix changed to more of a B-to-B business, consistent with our transition to a B-to-B vendor of proprietary software and trading solutions. As the mix of our transaction fees shifts more toward B-to-B technical support vendors and broker/dealers, our Technical Support expenses increase as well.

Notes Payable:

         In August 2001, the Company issued 1,888,888 shares of common stock (after giving effect to the reverse acquisition) and 888,888 shares of preferred stock in payment of notes payable of $1,125,000 plus interest accrued on the notes. Also, the Company delivered 310,000 shares of marketable securities to a note holder in payment of $175,000 in notes payable and accrued interest.

         During the period October 1, 2001 through December 31, 2001, the Company borrowed $530,000 under various notes payable agreements. Interest was generated on one of the notes in the form of additional consideration for 100,000 shares of common stock valued at $250,000, thus increasing our interest expense for the three-month period ended December 31, 2001. $250,000 of the notes were converted to shares of common stock and warrants to purchase common stock, $160,000 was forgiven by the note holder on December 31, 2001, and the balance of the $120,000 were repaid in January 2002 for principal plus interest.

Notes Receivable:

         In December 2001, the Company sold 2,000,000 shares of preferred stock of Sutton Online, Inc. and 2,000,000 shares of common stock of the Company, as a unit, for a note receivable in the amount of $1,000,000. The note requires payment of principal as follows: $50,000 due 1/8/02, $400,000 due 1/15/02, $212,500 due 2/15/02, $212,500 due 3/15/02 and $125,000 due 4/15/02. $450,000 of
the note has since been paid, consistent with the 1/8/02 and 1/15/02 due dates. The preferred stock is entitled to a liquidation preference of $.50 per share and, so long as any shares are outstanding, Sutton Online, Inc. may not, without the approval of holders of at least a majority of the then issued and outstanding shares of preferred stock, pledge any of its assets to secure any future loan (excluding any pledge as part of an installment purchase or purchase money financing). At the option of the holders, the preferred stock is exchangeable in whole (but not in part) into a class or series of the Company's preferred stock that has substantially the same rights and privileges as the Sutton Online, Inc. preferred stock if, as and when any such series or class shall be authorized by the Company. Upon the sale or transfer of any of the shares of the Company's common stock comprising the unit, the company has the right to redeem an equal number of shares of p[referred stock for the par value thereof, $.001 per share.

Liquidity

         In December 2001, the Company entered into a subscription agreement providing for the sale in two tranches, the first on December 31, 2001, and the second on February 15, 2002, of an aggregate of 2,600,000 shares of preferred stock of Sutton Online, Inc. and 2,600,000 shares of the Company's common stock for notes receivable in the aggregate amount of $1,300,000. Pursuant to such agreement, on December 31, 2001, the Company sold 2,000,000 shares of preferred stock of Sutton Online, Inc. and 2,000,000 shares of the company's common stock for a note receivable in the amount of $1,000,000. The note requires payment of principal as follows: $50,000 due 1/8/02, $400,000 due 1/15/02, $212,500 due
2/15/02, $212,500 due 3/15/02 and $125,000 due 4/15/02. The note does not bear interest unless the principal payments are not made on each due date; the amount past due then bears interest at 15%. As provided under the agreement, on February 15, 2002, the Company will sell 300,000 shares of preferred stock of Sutton Online, Inc. and 300,000 shares of common stock of the Company for a note receivable in the amount of $300,000. The note will require payments of $87,500 due 4/15/02 and $212,500 due 5/15/02. The note will not bear interest unless the principal payments are not made on each due date; the amount past due then will bear interest at 15%. Additionally, as part of the first tranche, the Company converted $410,000 of then existing indebtedness to equity.

         Of the $450,000 that was received in January 2002, representing the first two payments against the $1,000,000 note, $157,000 was used to repay all non-trade debt, eliminating all notes payable from the balance sheet. After applying much of the balance for general working capital, the Company has approximately $55,000 in cash as of the date hereof. The company believes that such amount, together with the amounts due under the aforementioned promissory notes, along with cash flow generated by the Company's operations, should be sufficient to fund the Company's operations through June 30, 2002. The Company intends to continue it's current funding initiative to raise additional working capital and to further enhance its ability to successfully penetrate the market and obtain profitability. No assurance can be given, however, that the Company will be able to obtain such additional capital on terms acceptable to the Company.

      PART II
                                OTHER INFORMATION

      Item 1   Legal Proceedings

               None

      Item 2   Changes in Securities

               During the three months ended December 31, 2001, Registrant issued the following securities without registration under the Securities Act of 1933, as amended (the "Act"):

               (a) On October 1, 2001, the Registrant issued 250,000 shares of its common stock to Radek Hulan, a sophisticated investor, in payment of the purchase price of $375,000 ($1.50) of Mr. Hulan's 49% interest in Sutton Data Services, SRO. The shares were issued and sold in reliance upon the exemption provided by Section 4(2) of the Act.

               (b) On October 26, 2001, the Registrant issued a warrant to purchase 388,889 shares of its common stock at an exercise price of $2.50 per share to GlobalNet Financial.com Inc., an accredited investor, in connection with the conversion of notes payable in the aggregate amount of $525,000. The warrant was issued and sold in reliance upon the exemption provided by Rule 506 of Regulation D.

               (c) On October 26, 2001, the Registrant issued 888,888 shares of its common stock to GlobalNet Financial.com Inc., an accredited investor, in exchange for 888,888 shares of Series A exchangeable preferred stock of Sutton Online, Inc. in accordance with the terms thereof. The shares were issued and sold in reliance upon the exemption provided by Rule 506 of Regulation D.

               (d) On November 1, 2001 Registrant issued 100,000 shares of its common stock to The Wells Group, Inc., an accredited investor, in payment of public relations services to be rendered to the Registrant. Of such amount, 50,000 shares are being held in escrow and will be released on the six month anniversary of the agreement unless sooner terminated by the Registrant. The amount of shares issued was determined by negotiations between the parties and no value was attributed to such shares in the applicable contract. The closing bid price of Registrant's common stock on November 1, 2001, was $2.75. The shares were issued and sold in reliance upon the exemption provided by Rule 506 of Regulation D.

               (e) On November 7, 2001, the Registrant granted an option under the Registrant's 1999 Incentive Program to Richard Joyce, a sophisticated investor and a director of Registrant, to purchase 75,000 shares of its common stock, with an exercise price of $2.45 and a term of five years. The option was issued in reliance upon the exemption provided under Section 4(2) of the Act.

               (f) On December 31, 2001, the Registrant sold 2,000,000 shares of its common stock (as part of a unit together with 2,000,000 shares of preferred stock of Registrant's subsidiary, Sutton Online, Inc.) to Tiburon Management Limited, an accredited investor, in exchange for a $1,000,000 recourse note. The note provides for payment of the principal as follows: $50,000 due 1/8/02, $400,000 due 1/15/02, $212,500 due 2/15/02, $212,500 due
               3/15/02 and $125,000 due 4/15/02. The shares were issued and sold in reliance on the exemption provided by Rule 506 of Regulation D.

               (g) During the quarter the Registrant issued 100,000 and 20,000 shares of its common stock to Tiburon Asset Management, LLC and Tiburon Management Limited, respectively, both accredited investors, in payment of interest of $248,000 on notes payable to such parties. The shares were issued in reliance upon the exemption provided by Rule 506 of Regulation D

               (h) During the quarter, the Registrant issued 50,000 and 12,500 shares of common stock and 50,000 and 12,500 warrants (at an exercise price of $2.50), to Tiburon Management Limited and Tiburon Asset Management, LLC, respectively, both accredited investors, in payment of Registrant's notes payable to such parties in the aggregate amount of $250,000. The shares and warrants were issued and sold in reliance upon the exemption provided by Rule 506 of Regulation D.

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

               None

      Item 5   Other Information

               None

      Item 6   Exhibits and Reports on Form 8-K
                  (a)   Exhibits

               None

                  (b)   Reports on Form 8-K

                     None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized



                                                SUTTON TRADING SOLUTIONS, INC.



Date:  February 14, 2002                        By: /s/ Jonathan Siegel
                                                    --------------------------
                                                    Jonathan Siegel
                                                    Chairman and CEO