Form 10QSB/A
period 2001-12-31
IKON VENTURES INC
filed 2002-02-19
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                         SUTTON TRADING SOLUTIONS, INC.
                         (formerly Ikon Ventures, Inc.)

                             CONSOLIDATED CONDENSED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------


                                                        Nine Months Ended
                                                          December 31,
                                                     2001             2000
                                                 ------------    ------------
REVENUE:
  Transaction fees                               $  1,118,413    $  1,667,586
  Data fees                                           257,282         162,265
  Other                                                10,975          63,550
                                                 ------------    ------------
     Total Revenue                                  1,386,670       1,893,401
                                                 ------------    ------------
EXPENSES:
  Clearing costs                                      151,680         266,556
  Communications                                      225,671         179,346
  Trading costs and user fees                         218,060         203,654
  Technical support                                   286,153          74,085
  Service fees (Note 4)                             3,325,833               -
  Salaries and related expenses                       890,314         436,215
  Licensing fees                                      110,900         212,697
  General and administrative                        1,078,364       1,027,537
                                                 ------------    ------------
     Total operating expenses                       6,286,975       2,400,090
                                                 ------------    ------------
OTHER INCOME/(EXPENSE)
  Interest expense                                   (322,319)              -
  Other, net                                         (307,486)            592
                                                 ------------    ------------

     Total other expense                             (629,805)            592
                                                 ------------    ------------

NET LOSS                                         $ (5,530,110)   $   (506,097)
                                                 ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss                                     $      (0.28)   $      (0.04)
                                                 ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                19,498,391      13,644,246
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