Form 10KSB
period 2002-03-31
IKON VENTURES INC
filed 2002-08-16
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d )
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

            OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25413

                         SUTTON TRADING SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


           NEVADA                                             76-0270295

 (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                           Identification No.)


                1000 Woodbury Road, Suite 214, Woodbury, NY 11797
                    (Address of principal executive offices)

                                 (516) 578-5888
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:


  Title of Each Class                 Name of Each Exchange on Which Registered
         None                                         None


          Securities registered pursuant to Section 12 (g) of the Act:
                                  Common Stock
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d ) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,750,931.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $216,716 as of August 6, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity: As of August 1, 2002: 24,079,520 shares of common stock, par value $.001 per share, were outstanding.

                                     Part I
                                     ------

ITEM 1.        DESCRIPTION OF BUSINESS

         Forward Looking Statements

         This Annual Report on Form 10-KSB (this "Report") as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

         History

         Sutton Trading Solutions, Inc. (the "Company") was formed in Nevada on July 19, 1996, under the name Air Epicurean, Inc. for the purpose of effecting the reincorporation of its then parent, Northline Industrial Corporation, a Texas corporation ("NIC"). Such reincorporation was effected in March 1997 when NIC merged with and into the Company. Neither NIC nor the Company were conducting any business activities at the time of the merger. On May 8, 1997, the Company changed its name to Ikon Ventures, Inc. In June 1997, the Company acquired 90% of the issued an outstanding capital stock of Zeolite Mira S.r.l. ("Zeolite Mira"), an Italian corporation engaged in the manufacture and sale of detergents and components thereof, as well as certain related intellectual property. Commencing in July 1998 and terminating in March 1999, the Company sold all of its interest in Zeolite Mira and related assets. The Company was inactive from April 1999 until the acquisition of 100% of the issued and outstanding shares of common stock of Sutton Online, Inc. ("Sutton"), a Delaware corporation originally formed as a limited liability company on April 22, 1999, and a direct access application service provider providing online trading solutions to individuals, broker dealers, and financial institutions worldwide. The acquisition of all the issued and outstanding shares of Sutton's common stock was completed on August 8, 2001 by a share exchange (the "Share Exchange") whereby the Company acquired 6,850,000 shares of Sutton's common stock in exchange for 15,222,219 of the Company's common stock. After giving effect to certain other transactions effected in connection with the Share Exchange, the shares of the Company's common stock issued to the stockholders of Sutton represented approximately 76% of the total issued and outstanding shares of the Company's common stock immediately after the Share Exchange. As a result of the Share Exchange, the Company, which changed its name on October 31, 2001, carried on business through Sutton.

         In July, 2002, due to a lack of resources, the Company's wholly owned subsidiary, Sutton Data Services, s.r.o. ("SDS"), filed for bankruptcy protection and Sutton terminated all of its operations and employees. In light of the current economic environment, management has concluded that it will be unable to raise sufficient capital to resume the operations of Sutton. Accordingly, the Company has no operations, no employees or consultants other than its Chief Executive Officer, Jonathan Siegel, Chief Financial Officer, Leigh Bickell and President, Gregory Frank, all of whom are continuing to serve without salary, and does not own or lease any real property. The Company intends to liquidate Sutton and the Company's other subsidiaries and use the proceeds thereof to satisfy the liabilities of such entities. However, the Company does not anticipate that such proceeds will be adequate to satisfy all of such liabilities or satisfy the liquidation preference (described below) of the holder ("Preferred Shareholder") of the Series A Stock ("Series A") of the Company's subsidiary, Sutton Online Inc. ("Sutton"). The Company also intends to seek to enter into a business combination with one or more as yet unidentified privately held businesses as discussed below under this Item 1.

         The Preferred Shareholder is entitled to receive, prior and in preference to any distribution of any of the assets of Sutton to any other holders of securities in Sutton, by reason of its ownership thereof, an amount per share equal to the sum of $.5906 for each outstanding share of the Series A. If upon the occurrence of such event, the assets and funds thus distributed among the holders of the Series A shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, the entire assets and funds of Sutton legally available for distribution shall be distributed ratably among the holders of the Series A in proportion to the amount of such stock owned by each such holder.

         Overview of Sutton's Business

         Until July, 2002, Sutton was a direct access application service provider ("ASP") providing online trading solutions to individuals, broker dealers, and financial institutions worldwide. Sutton's solutions were developed to enable users to trade in multiple global markets via stock exchanges, market participants, and electronic communication networks ("ECNs") all through a single user-friendly interface.

         PRODUCTS. Sutton's products were designed for utilization by both broker dealers and their customers, who used Sutton's trading software to buy and sell equities on a variety of stock exchanges, ECNs, or electronic market maker trade management systems such as NASDAQ. Sutton's products included advanced electronic trading systems, order management and routing software applications. These products could be utilized to enable traders to execute and manage large volumes of transactions in multiple global markets at high speed with accuracy, reliability and security.

         Sutton's trading systems and routing software are capable of routing orders to multiple markets and ECNs via a single user friendly interface. By connecting Sutton's platform to various third parties, users can send orders to purchase or sell securities. Under applicable United States' laws, such transactions can only be effected by a broker/dealer registered with the National Association of Securities Dealers, Inc. (the "NASD") and a member of the Securities Investor Protection Corporation ("SIPC"). Sutton is neither registered with the NASD nor a member of SIPC. However, Sutton had a contractual relationship with Global Capital Securities Corporation ("Global Capital"), which expired in March 2002 and was replaced with a contractual relationship with F1 Trading.Com, Inc. ("F1"), both of whom were registered United States broker dealers and members of the NASD during the period that they had executed transactions for Sutton. As a result of such a relationship, Sutton was deemed a designated Office of Supervisory Jurisdiction of Global Capital or F1. All of Sutton's retail online transactions were executed by Global Capital and are currently being executed by F1 and all such transactions were cleared through Penson Financial Services ("Penson"), a division of Service Asset Management Company, located in Dallas, Texas. Penson is a member of the NASD and the SIPC. Sutton received a fee paid by the executing broker dealer for each transaction effected by such broker dealer on behalf of a user of Sutton's platform. In addition, Sutton made available to users of its platform relevant data purchased by Sutton from third parties in exchange for which such users paid Sutton a monthly fee that was billed and collected for Sutton by the executing broker dealer.

         Prior to July, 2002, Sutton was a distributor of SONIC 2000(TM), a direct access software platform that provides users with stock price quotations from the NYSE, AMEX, and NASDAQ, combined with instant trade routing to market makers and ECNs. Direct access allows the individual trader to electronically route orders to the financial markets through our servers. The software communicates directly to market makers, stock exchanges or other individual traders via ECNs. By eliminating a third party, the user can avoid middleman price markups and confirmation delays.

         GlobalDAT (TM) is Sutton's proprietary direct access software platform in a production environment. It was designed to be capable of connecting major European and American stock exchanges and ECNs through one user interface for share dealing. Its open architecture FIX interface provides the ability to add markets and exchanges on demand. Each user can have the ability to: (i) view level I and level II price quotes , order status, profit and loss and cash-flow;
(ii) route orders via market makers and direct connections to ECNs and exchanges; and (iii) benefit from dynamic charting and account management ALL IN REAL-TIME utilizing a front-end environment written in the user's native language

         Proposed Plan of Operations

         In July, 2002, due to a lack of resources, SDS filed for bankruptcy protection and Sutton terminated all of its operations and employees. In light of the current economic environment, management has concluded that it will be unable to raise sufficient capital to resume the operations of Sutton. The Company intends to liquidate Sutton and the Company's other subsidiaries and use the proceeds thereof to satisfy the liabilities of such entities. However, the Company does not anticipate that such proceeds will be adequate to satisfy all of such liabilities or satisfy the liquidation preference of its preferred shareholder. The Company also intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. The Company does not intend to enter into any business combination involving any business or venture with which its officers or directors are affiliated.

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

         PRE-COMBINATION ACTIVITIES. The Company, upon liquidation of its subsidiaries, as contemplated, will be a "blank check" company, defined as an inactive company with nominal assets and liabilities. With these characteristics, management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company intends to pursue negotiations with qualified candidates after effectiveness of this Registration Statement.

         The term "business combination" (or "combination") means the result of
(i) a statutory merger of a combination candidate into or its consolidation with the Company or a wholly owned subsidiary of the Company formed for the purpose of the merger or consolidation, or (ii) the exchange of securities of the Company for the assets or outstanding equity securities of a privately held business entity or individual, and similar transactions. A combination may be structured in one of the foregoing ways or in any other form that will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of the Company's shareholders prior to consummation. Pending negotiation and consummation of a combination, the Company anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to its ongoing filings required by the Exchange Act, the negotiation and consummation of a combination and certain minimal ongoing operational expenses such as telephone and insurance.

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

         COMBINATION SUITABILITY STANDARDS. The analysis of candidate companies will be undertaken by or under the supervision of the Company's Chief Executive Officer, who is not a professional business analyst.

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

Employees

         The Company does not have any employees or consultants other than its Chief Executive Officer, Jonathan Siegel, Chief Financial Officer, Leigh Bickell and President, Gregory Frank, all of whom are serving without salary. The Company does not expect to have any salaried employees except as a result of completing a business combination transaction.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Pursuant to a certain Lease Surrender Agreement dated July 18, 2002 entered into between Sutton, as tenant and its landlord, the Company was released from all of its obligations under the lease for its corporate headquarters. Currently, the Company's business activities are conducted in space provided, rent free, by the Company's Chief Executive Officer. This arrangement is suitable and adequate to support the Company's current needs, until such time as the Company resumes active business operations.

ITEM 3.  LEGAL PROCEEDINGS

         There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a part or to which any of its property is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the registrant's security holders in the fourth quarter of the fiscal year covered by this Report.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Over-the-Counter Bulletin Board (OTC:
BB) under the symbol "STTN". The following table sets forth the reported high and low bid quotations of our common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                     Common Stock
                                            -------------------------------
                                                High                 Low
                                            -----------         -----------

Quarter ended
March 31, 2001                              $       .63         $       .63

Quarter ended
June 30, 2001                               $      1.75         $      1.50

Quarter ended
September 30, 2001                          $      1.50         $      1.50

Quarter ended
December 31, 2001                           $      1.32         $      1.02

Quarter ended
March 31, 2002                              $      2.50         $      2.50

         On June 28, 2002, the closing bid price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.42 per share. On that date, there were approximately 225 holders of record of our common stock. On July 22, 2002 the Company's symbol was changed from "STTN" to "STTNE" on the OTC Bulletin Board as a result of the Company's failure to file its Annual Report on Form 10-KSB by the prescribed time.

         We have not paid any cash dividends on our common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We commenced operations in May 1999, initially focusing on providing direct access software developed by others to retail clients of the firm to effect securities transactions online. Since November 1999, we have transitioned to become an application service provider (ASP) of our own proprietary platform, GlobalDAT (TM). Through our Sutton Online, Inc. ("Sutton") subsidiary, we provided individuals, broker-dealers, and other financial institutions with direct access to global markets via stock exchanges, market participants, and electronic communication networks (ECNs) through a seamless and simple Internet interface.

         We offered two principal solutions: SONIC 2000 (TM), a third party US direct access trading platform, and GlobalDAT(TM) (Global Direct Access Trading), a proprietary global direct access trading. We offered these products in the role of an ASP, allowing business-to-business (B2B) clients to outsource much of their transaction infrastructure on a cost-effective basis, maximizing clients "hard" and "soft" dollar return on investment. Our wholly owned subsidiary, Sutton Data Services, s.r.o. ("SDS") was our Prague based software developer that created and maintained the GlobalDAT (TM) platform and was further engaged in providing specialized custom solutions for B2B clients.

         Our revenues were comprised of transaction fees, data fees and software licensing fees that were primarily derived from domestic and international brokerage firms, banks and financial institutions. We had also entered into interconnectivity agreements, introducing broker dealer agreements, and technical support agreements. All of such agreements were for an initial period of one year, with automatic renewal of one additional year. Transaction fees and technical support fees were billed to the customer on a monthly basis based on volume.

         Under various service agreements, we provided technology support services, including systems administration, internal network support, and support and procurement for clearance and settlement services. In addition, certain clients of the Company provided online access to their customers through use of the Company's electronic trading platform for which the Company received fees.

         During the three months ended March 31, 2002, the Company's focus was primarily in two areas: the raising of sufficient capital to fund the Company's immediate working capital requirements, and the launch of GlobalDAT (TM). In July 2002, however, in light of the current economic environment, management concluded that it was unable to raise sufficient capital to continue the operations of Sutton and therefore terminated all of Sutton's operations and employees. The Company now intends to seek to enter into a business combination with one or more as yet unidentified privately held businesses.

Results of Operations

         During the twelve months ended March 31, 2002, we had revenue of $1,750,931 and incurred a net loss of $6,626,286. Expenses for this year were related primarily to GlobalDAT development, compensation expense generated from stock issuances, salary expense as well as general and administrative expenses and interest expense.

         During the twelve months ended March 31, 2001, we had revenues of $2,598,107 and incurred a net loss of $1,789,230. Expenses for this year were related primarily to salary expenses, the issuance of stock to purchase a 51% share in the Company's wholly owned subsidiary, Sutton Data Services, s.r.o. ("SDS"), as well as general and administrative expenses and interest expense.

         Prior to July, 2002, the operations of Sutton and the Company's other subsidiaries constituted substantially all of the Company's operations. In view of the filing of a bankruptcy petition by SDS and the Company's decision to terminate Sutton's operations, management believes that revenue comparisons with the prior periods are not relevant.

Liquidity and Capital Resources

         At March 31, 2002, we had $163,358 in cash, and had trade accounts payable in the amount of $1,010,697. We are negotiating with our vendors to reduce the balances on these accounts.

         As of August 1, 2002 the Company's principal sources of liquidity consisted of cash of approximately $10,000. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included following the signature page, beginning at F-1. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

         Jonathan D. Siegel ("Siegel"), 41, has served as the Chairman and Chief Executive Officer of the Company since its inception. From May 1995 until devoting his full time efforts to Sutton, in January 2001, he also served as the Chairman and Chief Executive Officer of Global Capital Markets, LLC, a full service brokerage firm (acquired in November 1999 by Global Capital Partners, Inc. ("GCAP"), a Nasdaq listed holding Company). In March 1990 Siegel joined in the formation of Prime Charter Ltd. where he served as Managing Director until May 1995. Siegel earned a B.S.E.E. degree from the University of Pennsylvania and an M.S.C.E. degree from Syracuse University.

         Gregory C. Frank ("Frank"), 31, has served as the President and a director of Sutton since its inception. From March 1998 until he founded Sutton, Frank served as the Chief Operating Officer of Livetrade.com. Prior to that, from December 1997 to March 1998, he served as Chief Operating Officer of Talon Trading, an on-site trading firm in Garden City, New York. Frank earned an A.S. degree in Sales and a B.S. in Direct Marketing from Johnson & Wales University.

         Richard W. Joyce ("Joyce"), 45, joined the Company's board of directors in May 2000 and continued on until his resignation from the Company's board on May 28, 2002. Mr. Joyce submitted his resignation for personal reasons and has also offered to continue with the Company in a future advisory capacity. Joyce is a London-based senior vice president of worldwide sales at 3Com Corp., a broad-based global supplier of networking systems and services. Previously, he was president of 3Com Europe and Asia/Pacific Rim. Joyce joined 3Com UK in 1987 as manager for the workgroup systems division, became president of 3Com Europe in 1990 and assumed responsibility for Asia/Pacific Rim sales in 1993. Before joining 3Com, Mr. Joyce held a variety of management positions at Cambridge International Trading Corp., Esso Petroleum and RRL Electronics.

         Vincent Montagna ("Montagna"), 30, joined the board of directors in May 2002. Montagna is the Co-Founder/President & Chief Executive Officer of Quantus Holding Company, Inc. (the General Member). Mr. Montagna received a Bachelors Degree in Business Management. Upon graduation, Mr. Montagna began his career in corporate finance and has worked with several privately held investment banks. He has held positions as Investment Banker, Managing Director and Principal. Mr. Montagna is responsible for the daily investment management of Tiburon Asset Management LLC. Mr. Montagna's specialties include: extensive experience in trading, options, asset management and investment banking; including bridge financing, private placements, mergers and acquisitions and initial and secondary offerings. He has been involved with well over 100 investment banking transactions encompassing all phases of development.

         Radek Hulan ("Hulan"), 29, has served as the Chief Technology Officer of Sutton since its inception. Hulan is the Chief Executive Officer and founder of SDS and the Chief Executive Officer of Total Solutions, a market leader in portfolio management and financial accounting systems for Prague Stock Exchange. He has also served in management positions at Burzovni Software and Atlantik Financial trhy, S.R.O. Hulan has a Faculty of Economics degree from Masaryk University, Czech Republic and has computer programming skills for Oracle 7,x, 8.x, Paradox, C++, SQL, and FoxPro.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 2001, Sutton affected a 1 to 2.5 reverse stock split whereby each 2.5 shares were exchanged for one newly issued share. All references herein to shares and share prices, including retroactive treatment, reflect the split on the basis of the effective ratio.

         In August 2001, the shareholders of Ikon Ventures, Inc. ("Ikon"), later changed to Sutton Trading Solutions, Inc. ("the Company") approved an exchange of common stock of the Company for all of the outstanding common stock of Sutton. The stock exchange between the Company and Sutton has been considered a reverse acquisition. The reverse acquisition was accomplished through the issuance of 2.2222222 shares of the Company common stock for each share of Sutton, or 15,222,219 shares of the Company common stock. At the date of the reverse acquisition, the Company had 310,913 outstanding shares of common stock. All references to warrants and shares reflect the reverse acquisition.

         In connection with the acquisition of Sutton, the Company borrowed $100,000 and loaned such amount to Sutton, and on the date of the acquisition, the $100,000 was converted to 25,000 shares of the Company common stock. In addition, the Company sold 100,000 shares of common stock for proceeds of $400,000. Also, the Company issued 4,500,000 shares as service fees valued at $3,600,000, $400,000 of which was for a prepaid contract.

         In addition 22,222 shares of common stock were returned to the Company in connection with the sale of an investment.

         In August 2001, 1,888,888 shares of common stock (after giving effect to the reverse acquisition) were issued in payment of $600,000 in notes payable.

         In August 2001, 888,888 shares of Series A exchangeable preferred stock of Sutton Online, Inc. were issued in payment of a $525,000 note payable. The preferred stock is exchangeable at the option of the preferred shareholder at any time into 888,888 shares of the Company's common stock and a warrant to purchase 388,889 shares of the Company's common stock at $2.50 per share. Holders of the preferred stock are not entitled to receive dividends, except when and as declared by the board of directors. In October 2001, the preferred stock was exchanged for 888,888 shares of the Company's common stock.

         In connection with the reverse acquisition, 3,100,000 warrants to purchase shares of Sutton Online, Inc. were exchanged for 6,888,888 warrants to purchase shares of the Company's common stock. All other terms of the warrants remained the same. In addition, the Company issued 284,722 warrants (after giving effect to the reverse acquisition) in connection with the conversion of notes payable.

         In October 2001, the Company issued 250,000 shares of common stock in payment of the purchase price of $375,000 for Radek Hulan's 49% interest in SDS. The shares were issued and sold in reliance upon the exemption provided by
Section 4 (2) of the Securities Act of 1933, as amended (the "Act").

         In October 2001, the Company issued a warrant to purchase 388,889 shares of its common stock at an exercise price of $2.50 per share to Global Net Financial.com, Inc., an accredited investor, in connection with the conversion of notes payable in the aggregate amount of $525,000. The warrant was issued and sold in reliance upon the exemption provided by Rule 506 of Regulation D.

         During the period from October 1, 2001 through December 31, 2001, the Company issued 120,000 shares of common stock as payment of interest of $248,200 on notes payable, and 62,500 shares of common stock for conversion to equity of notes payable in the amount of $250,000.

         In November 2001, the Company issued 100,000 shares of its common stock to The Wells Group., an accredited investor, in payment of public relations services to be rendered to the Company. Of such amount, 50,000 shares are being held in escrow and will be released on the six month anniversary of the agreement unless sooner terminated by the Registrant. The amount of shares issued was determined by negotiations between the parties and no value was attributed to such shares in the applicable contract. The closing bid price of the Company's common stock on November 1, 2001 was $2.75. The shares were sold in reliance upon the exemption provided by Rule 506 of Regulation D.

         In December 2001, the Company sold 2,000,000 shares of its common stock (as part of a unit together with 2,000,000 shares of preferred stock of the Company's subsidiary, Sutton Online, Inc.) to Tiburon Management Limited, an accredited investor, in exchange for a $1,000,000 recourse note, which has since been paid. The shares were issued and sold in reliance on the exemption provided by Rule 506 of Regulation D. In February 2002, the Company sold 600,000 shares of its common stock (as part of a unit together with 600,000 shares of preferred stock of the Company's subsidiary, Sutton Online, Inc.) to the same shareholder for a note receivable in the amount of $300,000, which note has since been paid. The Company has not accrued interest on either of these notes. The shares were issued and sold in reliance on the exemption provided by Rule 506 of Regulation D.

                                     PART IV
                                     -------

Item 13. Exhibits, List and Reports on Form 8-K

         (a)   Exhibits

Exhibit Number        Description of Exhibit*
--------------        -----------------------
3.1(1)                Articles of Incorporation
3.1(2)                Certificate of Amendment to Articles of Incorporation**
3.2                   Registrant's By-laws
99.1                  Certification of Principal Executive Officer, dated August
                      13, 2002
99.2                  Certification of Principal Financial Officer, dated August
                      13, 2002
-------------------
         * Except as indicated otherwise, all exhibits are incorporated by reference to Registrant's Registration Statement on Form 10-SB.
         **    Incorporated by reference to Registrant's Definitive Proxy
Statement filed with the Securities and Exchange Commission on October 9, 2001.

         (b)   Reports on Form 8-K

               On August 22, 2001 the Company filed a Current Report on Form 8-k reporting events under: "Item 1. Changes in Control of registrant"; Item 2. Acquisition or Disposition of Assets; Item 7. Financial Statements, Pro Forma Financial Information and Exhibits; and Item 8. Change in Fiscal Year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUTTON TRADING SOLUTIONS, INC.


Date: August 13, 2002                  By: /s/ JONATHAN SIEGEL
                                       -----------------------------------------
                                       Jonathan Siegel

                         SUTTON TRADING SOLUTIONS, INC.
                         ------------------------------
                                AND SUBSIDIARIES
                                ----------------
                         (formerly Ikon Ventures, Inc.)
                         ------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                       YEARS ENDED MARCH 31, 2002 AND 2001
                       -----------------------------------

                         SUTTON TRADING SOLUTIONS, INC.
                                AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

Consolidated Balance Sheets at March 31, 2002 and 2001                       F-3

Consolidated Statements of Operations for the years
 ended March 31, 2002 and 2001                                               F-4

Consolidated Statements of Comprehensive Income for the years
 ended March 31, 2002 and 2001                                               F-5

Consolidated Statements of Changes in Shareholders' Equity for
 the years ended March 31, 2002 and 2001                                   F-6-7

Consolidated Statements of Cash Flows for the years
 ended March 31, 2002 and 2001                                             F-8-9

Notes to Consolidated Financial Statements                               F-10-18

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Sutton Trading Solutions, Inc.
(formerly Ikon Ventures, Inc.)


We have audited the accompanying consolidated balance sheets of Sutton Trading Solutions, Inc. and Subsidiaries (formerly Ikon Ventures, Inc.) as of March 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sutton Trading Solutions, Inc. and Subsidiaries (formerly Ikon Ventures, Inc.) as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 9, in July 2002, the Company was unable to meet its obligations and accordingly terminated its work force and discontinued all operations.


                                       /s/ SPICER, JEFFRIES & CO.


Denver, Colorado
May 23, 2002, except for Note 9, as
  to which the date is July 2, 2002

                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  (See Note 9)

                                     ASSETS
                                     ------                                           March 31,         March 31,
                                                                                        2002              2001
                                                                                    ------------     ------------
CURRENT ASSETS:
  Cash                                                                              $    163,358     $    207,879
  Receivables:
    Trade, net                                                                           114,965            3,644
    Employees, subsidiary and affiliated company                                         141,020          529,209
    Other                                                                                 15,916           90,754
  Prepaid expenses                                                                       168,918          160,208
                                                                                    ------------     ------------
               Total current assets                                                      604,177          991,694
                                                                                    ------------     ------------
PROPERTY AND EQUIPMENT, at cost:
  Computers and equipment                                                                873,179          886,235
  Software                                                                               588,903          561,163
  Vehicles                                                                               269,445           70,064
  Leasehold improvements                                                                   9,438           40,850
                                                                                    ------------     ------------
                                                                                       1,740,965        1 558,312
  Less: accumulated depreciation and amortization                                       (407,524)        (124,138)
                                                                                    ------------     ------------
                                                                                       1,333,441        1,434,174
                                                                                    ------------     ------------
OTHER ASSETS:
  Investments (Notes 3 and 4)                                                                  -          367,196
  Goodwill, net of amortization of $1,070                                                389,905           14,973
  Other                                                                                   24,275            6,181
                                                                                    ------------     ------------
                                                                                         414,180          388,350
                                                                                    ------------     ------------
                                                                                    $  2,351,798     $  2,814,218
                                                                                    ============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and other liabilities                          $  1,010,697     $  1,204,452
  Capital lease obligation                                                                91,043           66,490
  Notes payable (Note 4)                                                                       -        1,000,000
                                                                                    ------------     ------------
                   Total current liabilities                                           1,101,740        2,270,942
                                                                                    ------------     ------------
LONG-TERM LIABILITIES:
  Capital lease obligation                                                                76,125           78,953
                                                                                    ------------     ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 3):
  Preferred stock, $.0001 par value, 3,000,000 shares authorized,
     2,600,000 (liquidation value $1,300,000) and 0 shares issued
     and outstanding, respectively                                                           260                -
  Common stock, $.001 par value, 100,000,000 shares authorized,
     23,757,298 and 13,333,331 shares issued and outstanding, respectively                23,758           13,333
  Additional paid-in capital                                                           9,973,555        2,415,155
  Note receivable                                                                       (425,000)               -
  Accumulated other comprehensive income                                                  49,322         (142,489)
  Deficit                                                                             (8,447,962)      (1,821,676)
                                                                                    ------------     ------------
                                                                                       1,173,933          464,323
                                                                                    ------------     ------------
                                                                                    $  2,351,798     $  2,814,218
                                                                                    ============     ============

The accompanying notes are an integral part of these statements.

                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                  (See Note 9)

                                                          Year Ended
                                                           March 31,
                                                     2002             2001
                                                 ------------     ------------
REVENUE:
  Transaction fees                               $  1,394,450     $  2,214,050
  Data fees                                           286,167          353,169
  Other                                                70,314           30,888
                                                 ------------     ------------
     Total Revenue                                  1,750,931        2,598,107
                                                 ------------     ------------
EXPENSES:
  Clearing costs                                      191,838          363,174
  Trading costs                                        93,484           63,566
  User fees                                           309,204          239,761
  Technical support                                   388,404          178,442
  Service fees (Note 3)                             3,325,833          526,105
  Selling expenses                                     67,765          155,680
  Salaries and related expenses                     1,137,562          824,597
  Licensing fees                                      201,440          328,253
  Travel                                               83,274          120,053
  Communications                                      277,627          236,268
  Legal and professional                              265,983          250,857
  Occupancy and equipment costs                       532,988          327,238
  Advertising                                          29,140          243,811
  General and administrative                          447,887          274,866
  Consulting                                           40,000           29,715
  Depreciation and amortization                       337,209          106,391
                                                 ------------     ------------

     Total operating expenses                       7,729,638        4,268,777
                                                 ------------     ------------
OTHER INCOME/(EXPENSE)
  Interest expense                                   (340,207)         (92,079)
  Other                                               (26,667)           1,357
  Loss on investments                                (280,705)         (28,774)
                                                 ------------     ------------

     Total other expense                             (647,579)        (119,496)
                                                 ------------     ------------

NET LOSS BEFORE MINORITY INTEREST                  (6,626,286)      (1,790,166)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                     -              936
                                                 ------------     ------------

NET LOSS                                         $ (6,626,286)    $ (1,798,230)
                                                 ============     ============
BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss                                     $      (0.35)    $      (0.18)
                                                 ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                18,814,761        9,901,978
                                                 ============     ============

The accompanying notes are an integral part of these statements.

                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                  (See Note 9)

                                                          Year Ended
                                                           March 31,
                                                     2002             2001
                                                 ------------     ------------

NET LOSS                                         $ (6,626,286)    $ (1,789,230)

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized holding losses                                -         (160,449)
   Realization of unrealized holding losses           160,449                -
   Exchange gains                                      31,362           17,960
                                                 ------------     ------------

COMPREHENSIVE LOSS                               $ (6,434,475)    $ (1,931,719)
                                                 ============     ============

The accompanying notes are an integral part of these statements.


                SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------
                                  (See Note 9)

                                                                                Preferred     Preferred       Common
                                                  Members'       Preferred        Stock         Stock         Stock
                                                   Equity          Shares       $.025 Par     $.0001 Par      Shares
                                                 -----------    -----------     ----------    -----------   -----------
BALANCES, March 31, 2000                         $   273,542              -     $        -    $         -             -

April 28, 2000, converted to corporation
from LLC                                            (273,542)             -              -              -     8,888,887

Sale of shares to related party                            -              -              -              -       888,889

Shares issued in exchange for 450,000 shares
of related party common stock                              -              -              -              -     1,777,777

Shares issued for compensation and to
acquire a minority interest (see Note 3)                   -              -              -              -       888,889

Shares issued for services                                 -              -              -              -       888,889

Net income (loss) (see Note 3)                             -              -              -              -             -

Other comprehensive loss                                   -              -              -              -             -
                                                 -----------    -----------     ----------    -----------   -----------

BALANCES, March 31, 2001                                   -              -              -              -    13,333,331

Issuance of shares and warrants for notes
and interest payable                                       -        888,888         22,222              -     1,888,888

Debt forgiveness by shareholder                            -              -              -              -             -

Reverse acquisition of Ikon Ventures, Inc.                 -              -              -              -       310,913

Return of shares for sale of investment                    -              -              -              -       (22,222)

Conversion of loan from Ikon Ventures, Inc.                -              -              -              -        25,000

Sale of shares for cash                                    -              -              -              -       100,000

Shares issued for services                                 -              -              -              -     4,600,000

Shares issued to acquire remaining interest in
SDS                                                        -              -              -              -       250,000

Shares and warrants issued for notes payable               -              -              -              -        62,500

Shares issued for interest payable                         -              -              -              -       120,000

Conversion of preferred stock                              -       (888,888)       (22,222)             -       888,888

                                                                                              Accumulated
                                                   Common        Additional                      Other
                                                    Stock         Paid-In         Notes      Comprehensive
                                                  $.001 Par       Capital       Receivable       Income        Deficit
                                                 -----------    -----------    -----------    -----------    -----------
BALANCES, March 31, 2000                         $         -    $         -    $         -    $         -    $         -

April 28, 2000, converted to corporation
from LLC                                               8,889        264,653              -              -              -

Sale of shares to related party                          889        999,111              -              -              -

Shares issued in exchange for 450,000 shares
of related party common stock                          1,777        560,723              -              -              -

Shares issued for compensation and to
acquire a minority interest (see Note 3)                 889        279,111              -              -              -

Shares issued for services                               889        279,111              -              -              -

Net income (loss) (see Note 3)                             -         32,446              -              -     (1,821,676)

Other comprehensive loss                                   -              -              -       (142,489)             -
                                                 -----------    -----------    -----------    -----------    -----------

BALANCES, March 31, 2001                              13,333      2,415,155              -       (142,489)    (1,821,676)

Issuance of shares and warrants for notes
and interest payable                                   1,889      1,133,774              -              -              -

Debt forgiveness by shareholder                            -         30,000              -              -              -

Reverse acquisition of Ikon Ventures, Inc.               311           (311)             -              -              -

Return of shares for sale of investment                  (22)        (6,978)             -              -              -

Conversion of loan from Ikon Ventures, Inc.               25         99,975              -              -              -

Sale of shares for cash                                  100        399,900              -              -              -

Shares issued for services                             4,600      3,870,400              -              -              -

Shares issued to acquire remaining interest in
SDS                                                      250        374,750              -              -              -

Shares and warrants issued for notes payable              63        249,937              -              -              -

Shares issued for interest payable                       120        248,080              -              -              -

Conversion of preferred stock                            889         21,333              -              -              -


The accompanying notes are an integral part of these statements.


                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------
                                  (See Note 9)

                                                                                   Preferred      Preferred        Common
                                                      Members'      Preferred        Stock          Stock          Stock
                                                       Equity         Shares       $.025 Par      $.0001 Par       Shares
                                                     -----------    -----------    -----------    -----------    -----------
Shares issued for notes receivable                             -      2,600,000              -            260      2,600,000

Return of shares- termination of service
contract                                                       -              -              -              -       (400,000)

Debt forgiveness by shareholder                                -              -              -              -              -

Payments received on note receivable                           -              -              -              -              -

Change in accumulated other comprehensive
income                                                         -              -              -              -              -

Net loss                                                       -              -              -              -              -

BALANCES, March 31, 2002                             $         -      2,600,000    $         -    $       260     23,757,298
                                                     ===========    ===========    ===========    ===========    ===========

                                                                                   Accumulated
                                                       Common       Additional       Other
                                                        Stock        Paid-In         Notes      Comprehensive
                                                      $.001 Par      Capital       Receivable        Income        Deficit
                                                     -----------    -----------    -----------    -----------    -----------
Shares issued for notes receivable                         2,600      1,297,140    $(1,300,000)             -              -

Return of shares- termination of service
contract                                                    (400)      (319,600)             -              -              -

Debt forgiveness by shareholder                                -        160,000              -              -              -

Payments received on note receivable                           -              -        875,000              -              -

Change in accumulated other comprehensive
income                                                         -              -              -        191,811              -

Net loss                                                       -              -              -              -     (6,626,286)

BALANCES, March 31, 2002                             $    23,758    $ 9,973,555    $  (425,000)   $    49,322    $ (8,447,62)
                                                     ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.






                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (See Note 9)


                                                                                   Year Ended
                                                                                    March 31,
                                                                              2002             2001
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (6,626,286)    $ (1,789,230)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                             337,209          106,391
     Loss on sale of securities                                                280,705           28,774
     Gain on sale of fixed assets                                               (7,975)            (797)
     Issuance of stock for services and interest expense                     3,507,333          602,470
     Increase in receivables                                                   (36,483)         (86,748)
     Decrease in prepaid expenses                                              346,290         (160,208)
     Increase in other assets                                                  (18,093)          (9,030)
     Increase in accounts payable and accrued expenses                          52,330        1,265,206
     Increase in minority interest of subsidiary                                     -             (936)
     Increase in interest payable                                                    -           36,639
     Increase in other payables                                                      -           10,607
                                                                          ------------     ------------
              Net cash provided by (used in) operating activities           (2,164,970)           3,138
                                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in related party receivables                                        388,189          105,626
  Acquisition of subsidiary, net of cash acquired                                    -          (15,618)
  Purchases of property and equipment                                           (7,654)      (1,992,627)
                                                                          ------------     ------------
              Net cash provided by (used in) investing activities              380,535       (1,902,619)
                                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                       (153,275)         (34,505)
  Proceeds from notes payable, net of payments                                 810,000        1,000,000
  Payments received on note receivable                                         875,000                -
  Issuance of common stock                                                     400,000        1,000,000
                                                                          ------------     ------------
              Net cash provided by financing activities                      1,931,725        1,965,495
                                                                          ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (191,811)          17,960
                                                                          ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                (44,521)          83,974

CASH, beginning of year                                                        207,879          123,905
                                                                          ------------     ------------

CASH, end of year                                                         $    163,358     $    207,879
                                                                          ============     ============

The accompanying notes are an integral part of these statements.


                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Continued)
                                  (See Note 9)

                                                                                             Year Ended
                                                                                              March 31,
                                                                                        2002              2001
                                                                                    ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                            $     72,561     $     15,714
                                                                                    ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock for LLC interest                                         $          -     $    273,542
                                                                                    ============     ============
  Issuance of common stock for common stock of related party                        $          -     $    562,500
                                                                                    ============     ============
  Vehicles and equipment acquired under capital leases                              $    206,552     $    180,210
                                                                                    ============     ============
  Issuance of common and preferred stock for notes and interest payable             $  1,756,085     $          -
                                                                                    ============     ============
  Issuance of common and preferred stock for note receivable                        $  1,300,000     $          -
                                                                                    ============     ============
  Debt forgiveness by shareholder                                                   $    190,000     $          -
                                                                                    ============     ============
  Return of common stock for sale of investment                                     $      7,000     $          -
                                                                                    ============     ============
  Issuance of common stock for prepaid service contracts, net of return of shares   $    355,000     $          -
                                                                                    ============     ============

The Company purchased 51% of the capital stock of Sutton Data Services s.r.o. for cash. In connection with the acquisition, liabilities were assumed as follows:

  Fair value                                $   16,043
  Cash paid, net of cash acquired              (15,618)
                                            ----------
     Liabilities assumed                    $      425
                                            ==========

The accompanying notes are an integral part of these statements.

                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Basis of Presentation
------------------------------------------------

Sutton Online, Inc. ("Sutton") was originally organized as a limited liability company in April 1999 and was merged into Sutton Online, Inc. in May 2000. In August 2001, the shareholders of Ikon Ventures, Inc. ("Ikon") approved an exchange of common stock of Ikon for all of the outstanding common stock of Sutton. As a result of this transaction, Ikon owns Sutton as a wholly owned subsidiary. The stock exchange between Ikon and Sutton has been considered a reverse acquisition. Under reverse acquisition accounting, Sutton was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Ikon. Ikon had no assets at acquisition and had liabilities of $76,000, which were then forgiven just prior to the acquisition. The acquisition was accomplished through the issuance of 2.2222222 shares of Ikon common stock for each share of Sutton, or 15,222,219 shares of Ikon common stock for 6,850,000 shares of Sutton. The existing holders of Sutton warrants of 3,100,000 on the date of the acquisition were issued Ikon warrants in the amount of 6,888,888. At the date of the reverse acquisition, Ikon had 310,913 outstanding shares of common stock. Subsequent to the reverse acquisition, Ikon changed its name to Sutton Trading Solutions, Inc. The common stock and paid-in capital amounts have been restated on the accompanying March 31, 2001 balance sheet to reflect the reverse acquisition. All references to shares and warrants have been restated to reflect the reverse acquisition.

The consolidated condensed financial statements include Sutton Trading Solutions, Inc. ("STS", formerly Ikon Ventures, Inc.), its wholly owned U.S. subsidiary Sutton Online, Inc. ("Sutton"), and its wholly owned European subsidiary, Sutton Data Services sro ("SDS") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company's European subsidiary is December 31. This subsidiary is included on the basis of closing dates that precede the Company's closing date by three months.

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

Going Concern
-------------

The Company has suffered losses from operations and has insufficient cash to fund its operations for the next twelve months that raises substantial doubt about its ability to continue as a going concern. The Company received additional equity funding of $206,500 in April and May 2002, as described in
Note 3. However, the ability of the Company to continue operations is contingent upon its obtaining additional debt and/or equity capital to fund its operations, or reducing its recurring losses from operations. On July 2, 2002, the Company discontinued its operations on a world wide basis (see Note 9).

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

                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

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

Accounts Receivable
-------------------

The Company uses the allowance method in accounting for bad debts. As of March 31, 2002 and 2001, the Company had not recorded allowances for doubtful accounts, since the Company believes all receivables are collectible.

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

Investments
-----------

The Company had invested in restricted securities of Global Capital Partners, Inc. These securities were classified as available-for-sale at March 31, 2001, and thus, were carried at market value, with unrealized gains and losses reported as a separate component of shareholders' equity. At March 31, 2001, these securities had a fair market value of $333,301 and a cost basis of $493,750, resulting in a net unrealized loss of $160,449.

Goodwill
--------

Goodwill that arose in business combinations completed before June 30, 2001 is amortized on a straight-line basis over a period of fifteen years. Goodwill that arose in business combinations completed after June 30, 2001 is not amortized, but is assessed for impairment as discussed below under "Long-Lived Assets".

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

Revenue Recognition
-------------------

The Company recognizes transaction fee revenue from trade routing on a transaction-by-transaction basis. Data fee revenue from data software use is recognized on a monthly usage basis.

                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Advertising Costs
-----------------

Advertising costs are expensed as incurred.

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

Reclassification
----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock Option Plan
-----------------

In February 2001, the Company approved the 2001 Employee Stock Compensation Plan (the "Plan"). The maximum number of shares of common stock that may be granted by the Company under the Plan is 5,000,000 shares during the period of the Plan, however, no awards may be made that would bring the total of all outstanding Plan shares under the Plan to more than 20% of the total number of shares of common stock of the Company at the time outstanding. As of March 31, 2002, no awards had been made under the Plan.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 did not have a material effect on the Company's financial position or results of operations. The Company will adopt SFAS 142 on April 1, 2002, and is currently assessing the impact of the implementation of SFAS 142 on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement removes goodwill from the scope of SFAS 121, and requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the implementation of SFAS 142 on its financial position and results of operations.

                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 2-  BUSINESS COMBINATIONS

In June 2000, the Company organized a newly formed subsidiary in the Netherlands, Sutton Online Europe BV for cash of approximately $17,000. Through this subsidiary, the Company acquired a 51% interest in the outstanding common stock of Sutton Data Services s.r.o. ("SDS"). SDS was a recently formed entity and had no operations. The acquisition was accounted for as a purchase and the results of operations of Europe on a consolidated basis have been included from the acquisition date. The excess of the purchase price over the fair value of tangible net assets acquired amounted to approximately $16,000, and was recorded as goodwill. Since both Europe and SDS had no operations prior to formation and acquisition, the pro forma results of operations for the years ended March 31, 2002 and 2001 (assuming formation and acquisition as of April 22, 1999) would not be different than those in the accompanying results of operations. In October 2001, the Company purchased the remaining 49% of the outstanding common stock of SDS (see Note 3) through the issuance of common stock valued at $375,000. This resulted in the Company recording additional goodwill of approximately $373,000.

NOTE 3-  SHAREHOLDERS' EQUITY

Debt Forgiveness
----------------

In June 2001, a shareholder forgave a debt of $30,000, which was credited to paid-in capital. In December 2001, another shareholder forgave a $160,000 note payable, which was also credited to paid-in capital.

Preferred Stock
---------------

In July 2001, prior to the reverse acquisition with Ikon, Sutton Online, Inc. designated 888,888 shares of their authorized preferred stock as Series A. In August 2001, 888,888 shares of Series A exchangeable preferred stock of Sutton Online, Inc. were issued in payment of a $525,000 note payable and interest payable of $19,274. The preferred stock is exchangeable at the option of the preferred shareholder at any time into 888,888 shares of the Company's common stock and a warrant to purchase 388,889 shares of the Company's common stock at $2.50 per share. Holders of the preferred stock are not entitled to receive dividends, except when and as declared by the board of directors. In October 2001, the Series A exchangeable preferred stock of Sutton Online, Inc. was exchanged into common stock and warrants in the amounts noted above and this series was cancelled.

In December 2001, the board of directors of Sutton Online, Inc. designated 2,600,000 shares of their authorized preferred stock as Series A exchangeable preferred stock ("Series A"). The Series A has no voting rights, does not receive dividends and has a liquidation value of $0.50. The Series A is exchangeable, in whole, at the option of the holders, into STS exchangeable securities, at any time after STS shall have authorized a class or series of STS exchangeable securities. STS exchangeable securities means a class or series of preferred stock of STS that shall have substantially the same rights, preferences and privileges as the Series A. In December 2001, 2,000,000 shares of Series A were issued, along with common stock, for a note receivable in the amount of $1,000,000. In February 2002, an additional 600,000 shares of Series A were issued, along with common stock, for a note receivable in the amount of $300,000 (see below).

Common Stock
------------

As of May 1, 2000, Sutton Online, LLC (formed in April, 1999), was merged into a newly formed company, Sutton Online, Inc. by issuing 8,888,887 shares of common stock and 3,200,000 warrants to purchase stock at $2.50 per share to the LLC's members. In addition, 6,844,444 warrants to purchase stock at $2.50 per share were issued to certain shareholders of which 4,222,222 were subsequently surrendered back to the Company.

On June 12, 2000, the Company issued 888,889 shares and 1,777,777 warrants to purchase common stock to its parent, GCAP, and another unrelated third party for cash of $1,000,000. The warrants allowed GCAP to purchase 1,777,777 shares of the Company's common stock for 450,000 shares of GCAP common stock. On February 12, 2001, GCAP exercised its warrants and the Company issued 1,777,777 shares of its common stock to GCAP in exchange for 450,000 shares of GCAP common stock valued at $562,500.

                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 3-  SHAREHOLDERS' EQUITY (continued)

Common Stock (continued)
------------

In March, 2001, the Company issued 888,889 shares of its common stock and 444,444 warrants to purchase common stock at $2.50 per share to the 49% shareholders of SDS for a minority interest in a European company valued at $33,895 as well as an agreement to reduce the contract price of the software being developed for the Company by SDS. The value of the contract reduction to the minority shareholders of SDS was determined to be $246,105. In addition, the Company issued 888,889 shares of its common stock and 400,000 warrants to purchase common stock at $2.50 per share to its president and other related individuals for services valued at $280,000.

In August 2001, 1,888,888 shares of common stock were issued in payment of $600,000 in notes payable and interest payable of $13,611.

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

On October 1, 2001, the Company purchased the remaining 49% of the outstanding common stock of SDS through the issuance of 250,000 shares of common stock at $1.50 per share, or $375,000.

During the period from October 1, 2001 through December 31, 2001, the Company issued 120,000 shares of common stock as payment of interest of $248,200 on notes payable, and 62,500 shares of common stock for conversion of notes payable in the amount of $250,000 to equity.

In November 2001, the Company issued 100,000 shares of common stock in connection with a prepaid service agreement valued at $275,000; 50,000 shares of the stock issued are to be held in escrow and released after the sixth month of the agreement, unless the Company terminates the agreement. Also, in November 2001, 400,000 shares of common stock were returned to the Company in connection with the termination of a prepaid service contract that was entered into in connection with the reverse acquisition.

In December 2001, the Company issued 2,000,000 shares of common stock, along with preferred stock, for a note receivable in the amount of $1,000,000. In February 2002, the Company issued an additional 600,000 shares of common stock, along with preferred stock, for a note receivable in the amount of $300,000 (see below).

Note Receivable
---------------

In December 2001, the Company sold 2,000,000 shares Series A preferred stock of Sutton Online, Inc. and 2,000,000 shares of common stock of the Company to a shareholder for a note receivable in the amount of $1,000,000. The note requires payment of principal as follows: $50,000 due 1/8/02, $400,000 due 1/15/02, $212,500 due 2/15/02, $212,500 due 3/15/02 and $125,000 due 4/15/02. The note does not bear interest unless the principal payments are not made on each due date; the amount past due then bears interest at 15%. During the year ended March 31, 2002, the Company received total payments of $875,000 on the $1,000,000 note receivable. In February 2002, the Company sold 600,000 shares of Series A preferred stock of Sutton Online, Inc. and 600,000 shares of common stock of the Company to the same shareholder for a note receivable in the amount of $300,000. The note requires payments of $87,500 due 4/15/02 and $212,500 due 5/15/02 of which $206,500 was paid. The note does not bear interest unless the principal payments are not made on each due date; the amount past due then bears interest at 15%. The Company has not accrued interest on either of these notes.


                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 3-  SHAREHOLDERS' EQUITY (continued)

Stock Warrants
--------------

In August and December 2001, the Company issued 284,722 warrants, along with common stock, in connection with the conversion of notes payable.

No warrants were exercised during the year ended March 31, 2002. At March 31, 2002, warrants to purchase common stock were outstanding as follows:

                                      Number Outstanding
                                      And Exercisable at
             Expiration Date            March 31, 2002        Exercise Price
             ---------------            --------------        --------------

              May 3, 2004                  7,340,277           $    2.50


Accumulated Other Comprehensive Income
--------------------------------------

The cumulative balances included in other comprehensive income are as follows:


                                Foreign Currency                        Accumulated Other
                                   Translation      Unrealized Gains      Comprehensive
                                   Adjustment        On Securities           Income
                                  ------------        ------------        ------------
    Balances, March 31, 2000       $         -          $        -         $         -

      Change during the year            17,960            (160,449)           (142,489)
                                  ------------        ------------        ------------

    Balances, March 31, 2001            17,960            (160,449)           (142,489)

      Change during the year            31,362             160,449             191,811
                                  ------------        ------------        ------------

    Balances, March 31, 2002      $     49,322          $        -        $     49,322
                                  ============        ============        ============


                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 4-  NOTES PAYABLE

At March 31, 2002 and 2001, notes payable consists of the following:
                                                                      March 31, 2002      March 31, 2001
                                                                     ---------------     ---------------
Promissory notes, interest rate of 10% per annum plus
 10,000 shares of GCAP per month, due April 30, 2001,
 subsequently renewed to July 16, 2001                               $             -     $       175,000

Convertible promissory notes, interest rate of 10% per
 annum plus 55,000 shares of GCAP, due July 31, 2001,
 convertible into 200,000 shares and warrants to purchase
 100,000 shares of common stock at $2.50 per share                                 -             300,000

Convertible promissory note, interest rate of 10% per
 annum, due July 31, 2001, convertible into 777,777 shares
 and warrants to purchase 389,889 shares of common
 stock at $2.50 per share (if holder does not convert this
 note, holder will receive warrants to purchase 50,000 shares at $2.50 per share). This note was subsequently converted as
 discussed above                                                                   -             525,000
                                                                     ---------------     ---------------

                                                                     $             -     $     1,000,000
                                                                     ===============     ===============

In July 2001, the Company delivered 310,000 shares of common stock of Global Capital Partners, Inc. ("GCAP"), its former parent, to a note holder in payment of $175,000 in notes payable.

In addition, the Company issued 62,500 warrants in connection with the conversion of other notes payable.

NOTE 5-  INCOME TAXES

At March 31, 2002, the Company had an unused U.S. federal net operating loss carryforward of approximately $6,789,800 for income tax purposes, of which approximately $5,289,900 expires in 2021 and $1,499,900 expires in 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. In addition, the Company had an unused foreign net operating loss carryforward of approximately $123,900, which expires in 2008. These net operating loss carryforwards may result in future income tax benefits of approximately $2,316,600; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. The valuation allowance for deferred tax assets was increased by $1,806,600 and $510,000 during 2002 and 2001, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In addition, at March 31, 2002, the Company also had U.S. net capital loss carryforwards of approximately $309,400, which expire through 2006. The deferred tax asset of approximately $105,000 that results from the capital loss carryforwards has been fully reserved for in the accompanying consolidated financial statements. During the years ended March 31, 2002 and 2001, the valuation allowance established against the capital loss carryforwards increased by $98,100 and $6,900, respectively.

Significant components of the Company's deferred tax liabilities and assets as of March 31, 2002 and 2001 are as follows:

                                                                           2002                2001
                                                                     ---------------     ---------------
         Deferred tax liabilities                                    $             -     $             -
                                                                     ===============     ===============
         Deferred tax assets:
           U.S. net operating loss carryforwards                     $     2,308,000     $       510,000
           Foreign net operating loss carryforward                             8,600                   -
           Capital loss carryforward                                         105,000               6,900
                                                                     ---------------     ---------------
           Total deferred tax assets                                       2,421,600             516,900
           Valuation allowance for deferred tax assets                    (2,421,600)           (516,900)
                                                                     ---------------     ---------------
                                                                     $             -     $             -
                                                                     ===============     ===============


                 SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 6-  BUSINESS SEGMENTS

The Company operates in only one business segment, online trading. The following table presents information by geographic area as of and for the years ended
March 31, 2002 and 2001:

                                 Revenue               Long-Lived Assets, Net             Goodwill, Net
                        -------------------------     -------------------------     -------------------------
                           2002           2001           2002           2001           2002           2001
                        ----------     ----------     ----------     ----------     ----------     ----------
United States           $1,721,098     $2,568,043     $  496,813     $  498,341     $  389,905     $   14,973
Czech Republic              29,833         30,064        836,628        935,833              -              -
                        ----------     ----------     ----------     ----------     ----------     ----------

      Totals            $1,750,931     $2,598,107     $1,333,441     $1,434,174     $  389,905     $   14,973
                        ==========     ==========     ==========     ==========     ==========     ==========

NOTE 7-  COMMITMENTS AND CONTINGENCIES

The Company leases office space, equipment, housing and vehicles from unrelated parties under operating and capital leases expiring through 2011. Future minimum lease payments under the non-cancelable leases as of March 31, 2002 are approximately as follows:

              Year Ended                                                                       Principal Due On
              March 31,                                     Operating          Capital          Capital Leases
              ----------                                    ----------       -----------        -------------
                2003                                        $  154,944       $   107,898        $      91,043
                2004                                           124,877            77,113               66,099
                2005                                           113,612            13,746               10,026
                2006                                           116,725                 -                    -
                2007                                           119,932                 -                    -
                Thereafter                                     570,133                 -                    -
                                                            ----------       -----------        -------------

                Less amount representing interest           $1,200,223           198,757        $     167,168
                                                            ==========                          =============
                                                                                 (31,589)
                                                                             -----------

                Present value of minimum lease payments                      $   167,168
                                                                             ===========

Total rental expense for the years ended March 31, 2002 and 2001 was $119,265 and $112,975, respectively.

The amount of assets under the capital leases above was $420,647 and $214,095 at March 31, 2002 and 2001, respectively. The related accumulated depreciation was $129,089 and $28,785 at March 31, 2002 and 2001, respectively.

On January 1, 2002, the Company entered into a five year consulting agreement with a shareholder whereby the Company will pay the consultant annual compensation in the amount of 20% of the net income before taxes of the Company.

Included in capital leases above are vehicles leased for certain officers and directors of the Company. The principal amount due on these vehicles included in the above total is $111,109. In addition, the Company paid approximately $18,000 in auto expenses on behalf of its President and CEO.

NOTE 8-  SUBSEQUENT EVENTS

On April 15, 2002, the Company granted 150,000 stock options to various employees. The options vest 50% the first year and 100% the second year, and are not exercisable until two years after the date of the grant. The options have a five-year term from the date of the grant, and therefore have a three-year exercise period. The options are exercisable at $2.50.

On May 7, 2002, the Board of Directors authorized a private placement pursuant to Regulation S for the sale of 250,000 common shares of the Company, to be conducted in Germany.

                SUTTON TRADING SOLUTIONS, INC. AND SUBSIDIARIES
                         (formerly Ikon Ventures, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 9-  EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT

On July 2, 2002, SDS, the Company's wholly-owned subsidiary in the Czech Republic, filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding. In addition, Sutton, the Company's principal subsidiary, substantially terminated its work force in an effort to conserve cash. As a result, a portion of the Company's assets are subject to the bankruptcy. Subsequently, the Company discontinued all operations and began depleting its cash reserves and liquidating its assets which will leave the Company with liabilities, but no assets. The Company is now exploring strategic alternatives, including a sale or merger.