Form 10QSB
period 2002-06-30
IKON VENTURES INC
filed 2002-09-18
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 (516) 578-5888
                 Issuer's Telephone Number. Including Area Code


         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 12, 2002, the registrant had 24,079,520 shares of common stock outstanding.

                              SUTTON TRADING SOLUTIONS, INC.

                                        FORM 10-QSB
                            For the Quarter Ended June 30, 2002


                                    Index                                             Page
                                                                                      Number

PART I        FINANCIAL INFORMATION
Item 1        Consolidated Condensed Balance Sheets at June 30, 2002
              and March 31, 2002 (unaudited for June 30, 2002 period)                    3

              Consolidated Condensed Statements of Operations for the three
              months ended June 30, 2002 and 2001 (unaudited)                            4

              Consolidated Statements of Comprehensive Income for the three
              Months ended June 30, 2002 and 2001 (unaudited)                            5

              Consolidated Condensed Statements of Cash Flows for the three
              months ended June 30, 2002 and 2001 (unaudited)                            6

              Notes to Consolidated Financial Statements                                 7

Item 2        Management's Discussion and Analysis or Plan of Operation                 10

Item 3        Controls and Procedures                                                   12

PART II

Item 1        Legal Proceedings                                                         12
Item 2        Changes in Securities                                                     12
Item 3        Defaults Upon Senior Securities                                           12
Item 4        Submission of Matters to a Vote of Security Holders                       12
Item 5        Other Information                                                         12
Item 6        Exhibits and Reports on Form 8 - K                                        12

Signature                                                                               13
Certifications                                                                          14
Exhibit 99.1                                                                            16
Exhibit 99.2                                                                            17

                                     PART I
                              FINANCIAL INFORMATION


Item 1    Financial Statements

                         SUTTON TRADING SOLUTIONS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------


                   ASSETS
                   ------                                                             March 31,
                                                                   June 30, 2002        2002
                                                                    ------------    ------------
                                                                     (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash                                                              $     22,286    $    163,358
  Receivables:
    Trade, net                                                            35,000         114,965
    Employees and affiliated company                                          --         141,020
    Other                                                                     --          15,916
  Prepaid expenses                                                            --         168,918
                                                                    ------------    ------------
                      Total current assets                                57,286         604,177
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, at cost:
  Computers and equipment                                                 15,000         873,179
  Software                                                                    --         588,903
  Vehicles                                                                    --         269,445
  Leasehold Improvements                                                      --           9,438
                                                                    ------------    ------------
  Less: accumulated depreciation and amortization                             --       1,740,965
                                                                              --        (407,524)
                                                                    ------------    ------------
                                                                              --       1,333,441
                                                                    ------------    ------------
OTHER ASSETS:
  Goodwill, net                                                               --         389,905
  Other                                                                       --          24,275
                                                                    ------------    ------------
                                                                              --         414,180
                                                                    ------------    ------------
                                                                    $     72,286    $  2,351,798
                                                                    ============    ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and other liabilities          $  1,073,618    $  1,010,697
  Capital lease obligation                                                91,043          91,043
                                                                    ------------    ------------
               Total current liabilities                               1,164,661       1,101,740
                                                                    ------------    ------------

LONG-TERM LIABILITIES:
  Capital lease obligation                                                76,125          76,125
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
  Preferred stock, $.0001 par value, 3,000,000 shares authorized,
     2,600,000 (liquidation value $1,300,000) shares issued
     and outstanding                                                         260             260
  Common stock, $.001 par value, 100,000,000 shares authorized,
      23,657,298 shares issued and outstanding                            23,658          23,758
  Additional paid-in capital                                           9,698,655       9,973,555
  Note receivable                                                             --        (425,000)
  Accumulated other comprehensive income                                  49,322          49,322
  Deficit                                                            (10,940,395)     (8,447,962)
                                                                    ------------    ------------
                                                                      (1,168,500)      1,173,933
                                                                    ------------    ------------
                                                                    $     72,286    $  2,351,798
                                                                    ============    ============

The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.

                             CONSOLIDATED CONDENSED
                             ----------------------
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------


                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002              2001
                                                  ------------     ------------

REVENUE:
  Transaction fees                                $    206,086     $    345,512
  Data fees                                             52,327          322,449
                                                  ------------     ------------

     Total Revenue                                     258,413          667,961
                                                  ------------     ------------

EXPENSES:
  Clearing costs                                        42,652           63,696
  Trading costs and user fees                           54,700          110,235
  Salaries and related expenses                         79,784          321,051
  Technical support                                     76,186          127,458
  Occupancy and equipment                              114,629           70,054
  Consulting and other professional fees                30,616           20,059
  General and administrative                           178,803          269,994
                                                  ------------     ------------

     Total operating expenses                          577,370          982,547
                                                  ------------     ------------

OTHER INCOME/(EXPENSE)
  Interest expense                                          --          (57,732)
  Other                                                    125            8,124
  Loss on Asset Disposal                            (2,173,601)              --
                                                  ------------     ------------
   Total other expense                              (2,173,476)         (49,608)
                                                  ------------     ------------

NET LOSS                                          $ (2,492,433)    $   (364,099)
                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss                                      $      (0.11)    $      (0.03)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 23,657,298       13,333,333
                                                  ============     ============


The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.

                           CONSOLIDATED STATEMENTS OF
                           --------------------------
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------


                                                      Three Months Ended
                                                           June 30,
                                                 ------------------------------
                                                    2002                2001
                                                 -----------        -----------


NET LOSS                                         $(2,492,433)       $  (364,099)

OTHER COMPREHENSIVE INCOME:
  Unrealized holding loss                                 --           (115,061)
                                                 -----------        -----------

COMPREHENSIVE LOSS                               $(2,492,433)       $  (479,160)
                                                 ===========        ===========



The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.

                             CONSOLIDATED CONDENSED
                             ----------------------
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ------------------------------------


                                                                       Three Months Ended
                                                                              June 30,
                                                                    --------------------------
                                                                        2002           2001
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(2,492,433)   $  (364,099)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                           --          6,284
     Loss on disposal of assets                                       2,173,601             --
     Bad Debt Write-off                                                  46,288             --
     Reversal of Common Stock issued for Compensation                  (275,000)            --
     Decrease in Other Assets                                            24,275             --
     Decrease (increase) in receivables                                 113,753         17,871
     Increase (decrease) in accounts payable and accrued expenses        62,921        (26,663)
                                                                    -----------    -----------
               Net cash used in operating activities                   (346,595)      (220,938)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in related party receivables                     (156,276)        90,154
  Acquisition of subsidiary, net of cash acquired                            --        (16,639)
  Cash paid on disposal of subsidiary                                   (63,201)            --
  Purchases of property and equipment                                        --       (518,980)
                                                                    -----------    -----------
               Net cash used in investing activities                   (219,477)      (444,444)
                                                                    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                      --         (9,471)
  Payments received on note receivable                                  425,000             --
  Issuance of common stock                                                   --        800,000
                                                                    -----------    -----------
                 Net cash provided by financing activities              425,000        790,529
                                                                    -----------    -----------

NET (DECREASE) INCREASE IN CASH                                        (141,072)       125,147

CASH, beginning of period                                               163,358        123,905
                                                                    -----------    -----------

CASH, end of period                                                 $    22,286    $   249,052
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock for LLC interest                         $        --    $   273,542
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

                         SUTTON TRADING SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation
---------------------

On July 2, 2002, Sutton Data Services, s.r.o. ("SDS"), the Company's wholly-owned subsidiary in the Czech Republic, filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding. Due to the bankruptcy filing in the Czech Republic, the Company has not been able to obtain the books and records of SDS for the quarter ended June 30, 2002. SDS is funded substantially all by its parent company in the United States. Accordingly, in order to prepare the quarterly financial statements, the Company used the prior quarter financial statements of SDS and wrote off all of its assets to zero. In addition, the Company recorded expenses for all funds transmitted to SDS for the quarter.


The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2002, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on August 16, 2002.


Organization and Business
-------------------------

Sutton Online, Inc. ("Sutton") was originally organized as a limited liability company in April 1999 and was merged into Sutton Online, Inc. in May 2001. In August 2001, Ikon Ventures, Inc. ("Ikon") approved an exchange of common stock of Ikon for all of the outstanding common stock of Sutton. As a result of this transaction, Sutton became a wholly owned subsidiary of Ikon. The stock exchange between Ikon and Sutton has been considered a reverse acquisition. Under reverse acquisition accounting, Sutton was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Ikon. Ikon had no assets at acquisition and had liabilities of $76,000. The acquisition was accomplished through the issuance of 2.2222222 shares of Ikon common stock for each share of Sutton, or 15,222,219 shares of Ikon common stock. Subsequent to the reverse acquisition, Ikon changed its name to Sutton Trading Solutions, Inc.

The consolidated condensed financial statements include Sutton Trading Solutions, Inc. (formerly Ikon Ventures, Inc.), its wholly owned U.S. subsidiary Sutton Online, Inc., and its wholly owned European subsidiary, SDS (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year end of the Company's European subsidiary is December 31. This subsidiary is included on the basis of closing dates that precede the Company's closing date by three months.

The Company offered trade routing and level II software and data for online investors including individuals, hedge funds and money managers, and provided brokerage firms with the necessary tools to offer financial products via the internet. Through its European subsidiary, the Company was developing software to provide a trading platform to customers for the purpose of routing trades in US stocks as well as stocks traded on several European exchanges.

The Company's business required it to have a relationship with a securities broker-dealer as well as a clearing organization to clear trades.

On July 2, 2002, SDS, the Company's wholly-owned subsidiary in the Czech Republic, filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding. In addition, Sutton, the Company's principal subsidiary, substantially terminated its work force in an effort to conserve cash. As a result, portions of the Company's assets are subject to the bankruptcy. Subsequently, the Company discontinued all operations and began depleting its cash reserves and liquidating its assets which will leave the Company with liabilities, but no assets. The Company is now exploring strategic alternatives, including a sale or merger.

The issues above and the Company's working capital deficiency raise substantial doubt about its ability to continue as a going concern.

                         SUTTON TRADING SOLUTIONS, INC.

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

         Item 2     Management's Description and Analysis or Plan of Operation.

Overview
--------

         The Company commenced operations in May 1999, initially focusing on providing direct access software developed by others to retail clients to effect securities transactions online. In November 1999, the Company transitioned to become an application service provider (ASP) of its proprietary platform, GlobalDAT (TM). Through its Sutton Online, Inc. ("Sutton") subsidiary, the Company provided individuals, broker-dealers, and other financial institutions with direct access to global markets via stock exchanges, market participants, and electronic communication networks (ECNs) through a seamless and simple Internet interface.

         The Company offered two principal software solutions: SONIC 2000 (TM), a third party US direct access trading platform, and GlobalDAT(TM) (Global Direct Access Trading), a proprietary global direct access trading. The Company offered these products in the role of an ASP, allowing business-to-business
(B2B) clients to outsource much of their transaction infrastructure on a cost-effective basis, maximizing clients "hard" and "soft" dollar return on investment. The Company's wholly owned subsidiary, Sutton Data Services, s.r.o. ("SDS") was a Prague based software developer that created and maintained the GlobalDAT (TM) platform and was further engaged in providing specialized custom solutions for B2B clients.

         Revenues were comprised of transaction fees, data fees and software licensing fees that were primarily derived from domestic and international brokerage firms, banks and financial institutions. The Company also entered into interconnectivity agreements, introducing broker dealer agreements, and technical support agreements. All of such agreements were for an initial period of one year, with automatic renewal of one additional year. Transaction fees and technical support fees were billed to the customer on a monthly basis based on volume.

         Under various service agreements, the Company provided technology support services, including systems administration, internal network support, and support and procurement for clearance and settlement services. In addition, certain clients of the Company provided online access to their customers through use of the Company's electronic trading platform for which the Company received fees.

         During the three months ended June 30, 2002, the Company's focus was primarily in two areas: the raising of sufficient capital to fund the Company's immediate working capital requirements, and the launch of GlobalDAT (TM). However, in July 2002, in light of the current economic environment, management concluded that it was unable to raise sufficient capital to continue the operations of Sutton, its principal operating company, and therefore substantially terminated all of Sutton's operations and employees in an effort to conserve cash.

          On July 2, 2002, SDS, the Company's wholly-owned subsidiary in the Czech Republic, filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding. Due to the bankruptcy filing in the Czech Republic, the Company has not been able to obtain the books and records of SDS for the quarter ended June 30, 2002. SDS is funded substantially all by its parent company in the United States. Accordingly, in order to prepare the quarterly financial statements, the Company used the prior quarter financial statements of SDS and wrote off all of its assets to zero. In addition, the Company recorded expenses for all funds transmitted to SDS for the quarter.

         As a result of the foregoing, a substantial portion of the Company's assets, including its proprietary trading software, is subject to the bankruptcy. The Company has discontinued all operations and begun depleting its cash reserves and liquidating its assets which will leave the Company with liabilities, but no assets. The Company now intends to seek to enter into a business combination with one or more as yet unidentified privately held businesses.

Results of Operations
---------------------

         During the three months ended June 30, 2002, the Company had revenue of $258,413 and incurred a net loss of $2,250,417. Expenses for this period were related primarily to losses incurred on GlobalDAT development, asset disposal, salaries, occupancy and equipment, general and administrative expenses.

          Prior to July, 2002, the operations of Sutton and the Company's other subsidiaries constituted substantially all of the Company's operations. In view of the filing of a bankruptcy petition by SDS and the Company's decision to terminate Sutton's operations, management believes that revenue comparisons with the prior periods are not relevant.


Liquidity and Capital Resources
-------------------------------

         At June 30, 2002, the Company had $22,286 in cash, and had trade accounts payable in the amount of $1,073,618. The Company is negotiating with its vendors to reduce the balances on these accounts.

         As of September 1, 2002, the Company's principal sources of liquidity consisted of cash of approximately $7,200. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company and maintenance of its insurance coverage, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than insurance expenses and professional fees payable to attorneys and accountants.

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

         Item 3            Controls and Procedures.

         (a)      Explanation of Disclosure Controls and Procedures

         Not applicable because this report cover a period ending prior to August 29, 2002.

         (b)      Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.



                                     PART II
                                OTHER INFORMATION

         Item 1       Legal Proceedings

                      None

         Item 2       Changes in Securities

                      None

         Item 3       Defaults Upon Senior Securities

                      None

         Item 4       Submission of Matters to a Vote of Security Holders

                      None

         Item 5       Other Information

                      None

         Item 6       Exhibits and Reports on Form 8-K

                      (a)  Exhibits

                           None

                      (b)  Reports on Form 8-K

                           None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized .



                                          SUTTON TRADING SOLUTIONS, INC.



Dated:  September 12, 2002                By: /s/ JONATHAN SIEGEL
                                              --------------------------------
                                              Jonathan Siegel
                                              Chairman and CEO

                  *CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C 1350, AS ADOPTED
      AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Jonathan Siegel, Chief Executive Officer of Sutton Trading Solutions, Inc. (the "Company") do hereby certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of the Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.


                                /s/ JONATHAN SIEGEL
                                ------------------------------------
                                Jonathan Siegel
                                Chairman and Chief Executive Officer


September 12, 2002

*Representations 4, 5 and 6 of this certification have been omitted consistent with the transition provisions of SEC Exchange Act Release No. 34-46427 because this quarterly report covers a period ending before the effective date of Rules 13a-14a-14 and 15d-14 of the Exchange Act.

                  *CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C 1350, AS ADOPTED
      AND THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Leigh Bickel, Chief Financial Officer of Sutton Trading Solutions, Inc. (the "Company") do hereby certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of the Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.


                                /s/ LEIGH BICKELL
                                ------------------------------------
                                Leigh Bickell
                                Chief Financial Officer


September 12, 2002

*Representations 4, 5 and 6 of this certification have been omitted consistent with the transition provisions of SEC Exchange Act Release No. 34-46427 because this quarterly report covers a period ending before the effective date of Rules 13a-14a-14 and 15d-14 of the Exchange Act.