Form 10QSB
period 2002-09-30
SUTTON TRADING SOLUTIONS INC
filed 2002-11-08
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        COMMISSION FILE NUMBER: 000-29331

                         SUTTON TRADING SOLUTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


                   NEVADA                                   76-0270295
        ----------------------------                      -------------
        (State or Other Jurisdiction                      (IRS Employer
      of Incorporation or Organization)                Identification No.)

                1000 Woodbury Road, Suite 214, Woodbury, NY 11797
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 578-5888
                 ----------------------------------------------
                 Issuer's Telephone Number. Including Area Code


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

                         SUTTON TRADING SOLUTIONS, INC.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2002


                                      Index                                      Page
                                                                                 Number

PART I     FINANCIAL INFORMATION
Item 1     Consolidated Condensed Balance Sheets at September 30, 2002
           and March 31, 2002 (unaudited for September 30, 2002 period)             3

           Consolidated Condensed Statements of Operations for the three
           months ended September 30, 2002 and 2001 (unaudited)                     4

           Consolidated Condensed Statements of Operations for the six
           months ended September 30, 2002 and 2001 (unaudited)                     5

           Consolidated Statements of Comprehensive Income for the three
           months ended September 30, 2002 and 2001 (unaudited)                     6

           Consolidated Statements of Comprehensive Income for the six
           months ended September 30, 2002 and 2001 (unaudited)                     7

           Consolidated Condensed Statements of Cash Flows for the six months
           ended September 30, 2002 and 2001 (unaudited)                            8

           Notes to Consolidated Financial Statements                               9

Item 2     Management's Discussion and Analysis or Plan of Operation                12

Item 3     Controls and Procedures                                                  14

PART II

Item 1     Legal Proceedings                                                        15
Item 2     Changes in Securities                                                    15
Item 3     Defaults Upon Senior Securities                                          15
Item 4     Submission of Matters to a Vote of Security Holders                      15
Item 5     Other Information                                                        15
Item 6     Exhibits and Reports on Form 8 - K                                       15

Signature                                                                           15
Certifications                                                                      16
Exhibit 99.1                                                                        20
Exhibit 99.2                                                                        21

                                     PART I
                              FINANCIAL INFORMATION


         Item 1            Financial Statements

                         SUTTON TRADING SOLUTIONS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------


                      ASSETS
                      ------                                        September 30      March 31
                                                                        2002            2002
                                                                    ------------    ------------
                                                                     (Unaudited)      (Audited)
CURRENT ASSETS:
  Cash                                                              $      7,351    $    163,358
  Receivables:
    Trade, net                                                                --         114,965
    Employees and affiliated company                                          --         141,020
    Other                                                                     --          15,916
  Prepaid expenses                                                            --         168,918
                                                                    ------------    ------------
                      Total current assets                                 7,351         604,177
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, at cost:
  Computers and equipment                                                     --         873,179
  Software                                                                    --         588,903
  Vehicles                                                                    --         269,445
  Leasehold Improvements                                                      --           9,438
                                                                    ------------    ------------
                                                                              --       1,740,965
  Less: accumulated depreciation and amortization                             --        (407,524)
                                                                    ------------    ------------
                                                                              --       1,333,441
                                                                    ------------    ------------
OTHER ASSETS:
  Goodwill, net                                                               --         389,905
  Other                                                                       --          24,275
                                                                    ------------    ------------
                                                                              --         414,180
                                                                    ------------    ------------
                                                                    $      7,351    $  2,351,798
                                                                    ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and other liabilities          $  1,089,857    $  1,010,697
  Capital lease obligation                                                82,951          91,043
                                                                    ------------    ------------
               Total current liabilities                               1,172,808       1,101,740
                                                                    ------------    ------------

LONG-TERM LIABILITIES:
  Capital lease obligation                                                76,125          76,125
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
  Preferred stock, $.0001 par value, 3,000,000 shares authorized,
     2,600,000 (liquidation value $1,300,000) shares issued
     and outstanding                                                         260             260
  Common stock, $.001 par value, 100,000,000 shares authorized,
      23,657,298 and 23,757,298 shares issued and outstanding,
      respectively                                                        23,658          23,758
  Additional paid-in capital                                           9,698,655       9,973,555
  Note receivable                                                             --        (425,000)
  Accumulated other comprehensive income                                  49,322          49,322
  Deficit                                                            (11,013,477)     (8,447,962)
                                                                    ------------    ------------
                                                                      (1,241,582)      1,173,933
                                                                    ------------    ------------
                                                                    $      7,351    $  2,351,798
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

                         SUTTON TRADING SOLUTIONS, INC.

                             CONSOLIDATED CONDENSED
                             ----------------------
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------


                                                        Three Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

REVENUE:
  Transaction fees                                $         --     $    284,637
  Data fees                                              3,397           86,717
                                                  ------------     ------------

     Total Revenue                                       3,397          371,354
                                                  ------------     ------------

EXPENSES:
  Clearing costs                                            --           46,812
  Trading costs and user fees                            4,534           37,423
  Salaries and related expenses                         23,685          268,947
  Technical support                                      3,397               --
  Service fees                                              --        3,259,133
  Occupancy and equipment                                   --               --
  Consulting and other professional fees                11,507               --
  General and administrative                            27,553          614,730
                                                  ------------     ------------

     Total operating expenses                           70,676        4,227,045
                                                  ------------     ------------

OTHER INCOME/(EXPENSE)
  Interest expense                                      (5,803)         (10,192)
  Other                                                     --         (316,991)
  Loss on Asset Disposal                                    --               --
                                                  ------------     ------------
   Total other expense                                  (5,803)        (327,183)
                                                  ------------     ------------

NET LOSS                                          $    (73,082)    $ (4,182,874)
                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss                                            (0.003)    $      (0.23)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 23,657,298       17,948,502
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

                         SUTTON TRADING SOLUTIONS, INC.

                             CONSOLIDATED CONDENSED
                             ----------------------
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------


                                                         Six Months Ended
                                                           September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

REVENUE:
  Transaction fees                                $    206,086     $    835,534
  Data fees                                             55,724          203,781
                                                  ------------     ------------

     Total Revenue                                     261,810        1,039,315
                                                  ------------     ------------

EXPENSES:
  Clearing costs                                        42,652          110,508
  Trading costs and user fees                           59,234          147,658
  Salaries and related expenses                        103,469          589,998
  Technical support                                     79,583               --
  Service fees                                                        3,259,133
  Occupancy and equipment                              114,629               --
  Consulting and other professional fees                42,123               --
  General and administrative                           206,356        1,112,295
                                                  ------------     ------------

     Total operating expenses                          648,046        5,219,592
                                                  ------------     ------------

OTHER INCOME/(EXPENSE)
  Interest expense                                      (5,803)         (67,830)
  Other                                                    125         (308,867)
  Loss on Asset Disposal                            (2,173,601)              --
                                                  ------------     ------------
   Total other expense                              (2,179,279)        (376,697)
                                                  ------------     ------------

NET LOSS                                          $ (2,565,515)    $ (4,556,974)
                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

    Net loss                                      $      (0.11)    $      (0.29)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 23,657,298       15,808,134
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

                         SUTTON TRADING SOLUTIONS, INC.

                           CONSOLIDATED STATEMENTS OF
                           --------------------------
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------


                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------

NET LOSS                                            $   (73,082)    $(4,182,874)

OTHER COMPREHENSIVE INCOME (Loss):
  Foreign currency translation adjustments                   --          (5,540)
                                                    -----------     -----------

COMPREHENSIVE LOSS                                  $   (73,082)    $(4,188,414)
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

                         SUTTON TRADING SOLUTIONS, INC.

                           CONSOLIDATED STATEMENTS OF
                           --------------------------
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------


                                                         Six Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       2002            2001
                                                    -----------     -----------

NET LOSS                                            $(2,565,515)    $(4,556,974)

OTHER COMPREHENSIVE INCOME (Loss):
  Foreign currency translation adjustments                   --          (1,388)
                                                    -----------     -----------

COMPREHENSIVE LOSS                                  $(2,565,515)    $(4,558,362)
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

                         SUTTON TRADING SOLUTIONS, INC.

                             CONSOLIDATED CONDENSED
                             ----------------------
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ------------------------------------


                                                                        Six Months Ended
                                                                          September 30,
                                                                    --------------------------
                                                                        2002           2001
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(2,565,515)   $(4,556,974)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                           --         29,831
     Loss on sale of securities                                              --        288,829
     Loss on abandonment of leasehold improvements                           --         28,162
     Issuance of stock for services                                          --      3,259,133
     Loss on disposal of assets                                       2,173,601             --
     Bad Debt Write-off                                                  46,288             --
     Reversal of Common Stock issued for Compensation                  (275,000)            --
     Decrease (increase)  in Other Assets                                39,275        (19,652)
     Decrease (increase) in receivables                                      --         45,401
     Decrease in prepaid expenses                                       148,753       (247,963)
     Increase (decrease) in accounts payable and accrued expenses        71,068        498,288
                                                                    -----------    -----------
               Net cash used in operating activities                   (361,530)      (674,945)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in related party receivables                     (156,276)       119,209
  Acquisition of subsidiary, net of cash acquired                            --             --
  Cash paid on disposal of subsidiary                                   (63,201)            --
  Purchases of property and equipment                                        --       (342,923)
                                                                    -----------    -----------
               Net cash used in investing activities                   (219,477)      (223,714)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                      --        (49,138)
  Payments received on note receivable                                  425,000             --
  Proceeds from notes payable                                                --        400,000
  Issuance of common stock                                                   --        400,000
                                                                    -----------    -----------
                 Net cash provided by financing activities              425,000        750,862
                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      --        (19,826)
                                                                    -----------    -----------

NET (DECREASE) INCREASE IN CASH                                        (156,007)      (167,623)


CASH, beginning of period                                               163,358        207,879
                                                                    -----------    -----------

CASH, end of period                                                 $     7,351    $    40,256
                                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of common stock for LLC interest                         $        --    $        --
                                                                    ===========    ===========

  Issuance of common stock for prepaid services                     $        --    $   400,000
                                                                    ===========    ===========

  Issuance of common stock and preferred stock for notes payable
  And interest payable                                              $        --    $ 1,157,885
                                                                    ===========    ===========

  Exchange of investment for payment of note payable                $        --    $   175,000
                                                                    ===========    ===========

  Sale of investment for return of common stock                     $        --    $    33,895
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

                         SUTTON TRADING SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

On July 2, 2002, Sutton Data Services, s.r.o. ("SDS"), the Company's wholly-owned subsidiary in the Czech Republic, filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding. Due to the bankruptcy filing in the Czech Republic, the Company was not able to obtain the books and records of SDS for the current periods. SDS was funded substantially all by its parent company in the United States. Accordingly, in order to prepare the quarterly financial statements for the quarter ended September 30, 2002, the Company used the last available financial statements of SDS (December 31, 2001) and wrote off all of its assets to zero. In addition, the Company recorded expenses for all funds transmitted to SDS.


The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2002, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2002 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on August 16, 2002.


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

On July 2, 2002, SDS, the Company's wholly-owned subsidiary in the Czech Republic, filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding. In addition, Sutton, the Company's principal subsidiary, substantially terminated its work force in an effort to conserve cash. As a result, portions of the Company's assets are subject to the bankruptcy. Also in July 2002, the Company discontinued all operations and began depleting its cash reserves and liquidating its assets which will leave the Company with liabilities, but no assets. The Company is now exploring strategic alternatives, including a sale or merger.

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

Sale of Licensing Rights
------------------------

On September 24, 2002, the Company and Sutton entered into an agreement (the "Agreement") with Tiburon Management Limited ("Tiburon"), a 16% shareholder, pursuant to which Tiburon was granted perpetual and exclusive licensing rights to GlobalDAT and all the rights, title and interest to certain hardware in exchange for Tiburon using its best efforts to complete the development, commercialization, and marketing of GlobalDAT (the "System Completion Activities"), $15,000 in fixed assets, and a sliding percentage of any income generated by Tiburon from the sale or licensing of GlobalDAT. The Company entered into the Agreement because it lacks the resources to complete the System Completion Activities, and Tiburon has the resources and is willing to perform the System Completion Activities. All proceeds realized by the Company and Sutton from the Agreement will be used for operating expenses and the satisfaction of existing liabilities.

NOTE 2 - SUBSEQUENT EVENTS

Change of Directors
-------------------

         On November 1, 2002, the Company's board of directors was expanded to six members with the addition of Andrew J. Kacic, John W. Shaffer, and Raymond
J. Bills. Additionally, Andrew J. Kacic replaced Jonathan Siegel as the Chairman of the Board. On November 4, 2002, the board of directors accepted the resignation of Jonathan Siegel, Gregory Frank, and Vincent Montagna as directors, resulting in a three-man board consisting of Andrew J. Kacic, John W. Shaffer, and Raymond J. Bills.

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

          On September 24, 2002, the Company and Sutton entered into an agreement (the "Agreement") with Tiburon Management Limited ("Tiburon"), a 16% shareholder, pursuant to which Tiburon was granted perpetual and exclusive licensing rights to GlobalDAT and all the rights, title and interest to certain hardware in exchange for Tiburon using its best efforts to complete the development, commercialization, and marketing of GlobalDAT (the "System Completion Activities"), $15,000 in fixed assets, and a sliding percentage of any income generated by Tiburon from the sale or licensing of GlobalDAT. The Company entered into the Agreement because it lacks the resources to complete the System Completion Activities, and Tiburon has the resources and is willing to perform the System Completion Activities. All proceeds realized by the Company and Sutton from the Agreement will be used for operating expenses and the satisfaction of existing liabilities.

         As of June 30, 2002, the Company had written down the value of GlobalDAT to zero due to the unfinished state of GlobalDAT and the lack of resources to finish the development and marketing of GlobalDAT.

         As of the date of this report, Tiburon owns approximately 16% of the Company's issued and outstanding shares of common stock and is the sole holder of Sutton's preferred stock.

         Also parties to the Agreement are SDS and Radek Hulan, its former Chief Executive Officer, both of which have not yet executed the Agreement. Nevertheless, the Agreement, by its terms, is binding with respect to the promises and agreements affecting the Company, Sutton, and Tiburon.

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

Results of Operations
---------------------

          During the three months ended September 30, 2002, the Company had revenue of $3,397 and incurred a net loss of $73,082. Expenses for this period were related primarily to salary expense for final compensation due at the beginning of the quarter as well as for general and administrative expenses incurred.

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


Liquidity and Capital Resources
-------------------------------

         At September 30, 2002, the Company had $7,351 in cash, and had trade accounts payable in the amount of $1,089,857. The Company is negotiating with its vendors to reduce the balances on these accounts.

         As of September 30, 2002, the Company's principal sources of liquidity consisted of cash of approximately $7,351. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company and maintenance of its insurance coverage, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than insurance expenses and professional fees payable to attorneys and accountants.

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

         Item 3            Controls and Procedures.


         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------


         Within the 90 days prior to the date of this report, Sutton Trading Solutions, Inc. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).



         (b)      Changes in Internal Controls.
                  ----------------------------


         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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



                                        SUTTON TRADING SOLUTIONS, INC.



Dated:  November 8, 2002                By: /s/ JONATHAN SIEGEL
                                            -------------------------------
                                            Jonathan Siegel
                                            Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                   PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ JONATHAN SIEGEL
                                        ------------------------------
                                        Jonathan Siegel
                                        Chief Executive Officer


November 8, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                   PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

         4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ LEIGH BICKELL
                                        -------------------------------
                                        Leigh Bickell
                                        Chief Financial Officer


November 8, 2002