Form 10QSB
period 2002-12-31
SUTTON TRADING SOLUTIONS INC
filed 2003-02-14
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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


               7025 E. First Avenue, Suite 5, Scotsdale, AZ 85251
                    (Address of Principal Executive Offices)

                                 (480) 945-2232
                (Issuer's Telephone Number, Including Area Code)

                1000 Woodbury Road, Suite 214, Woodbury, NY 11797
                                (Former Address)

     Check whether the issuer (1), has filed all reports required to be filed by
Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 7, 2003, the registrant had 47,579,520 shares of common stock outstanding.

                         SUTTON TRADING SOLUTIONS, INC.

                                   FORM 10-QSB
                     For the Quarter Ended December 31, 2002

                                      Index
                                                                          Page
                                                                          Number

PART I         FINANCIAL INFORMATION

Item 1         Consolidated Condensed Balance Sheets at December 31, 2002
               and March 31, 2002 (unaudited for December 31, 2002 period)    1

               Consolidated Condensed Statements of Operations for the three
               months ended December 31, 2002 and 2001 (unaudited)            2

               Consolidated Condensed Statements of Operations for the nine
               months ended December 31, 2002 and 2001 (unaudited)            3

               Consolidated Statements of Comprehensive Income for the three
               months ended December 31, 2002 and 2001 (unaudited)            4

               Consolidated Statements of Comprehensive Income for the nine
               months ended December 31, 2002 and 2001 (unaudited)            5

               Consolidated Condensed Statements of Cash Flows for the nine
               months ended December 31, 2002 and 2001 (unaudited)            6

               Notes to Consolidated Financial Statements                     7

               Introduction to Pro Forma Condensed Combined Financial
               Statements                                                    11

               Proforma  Condensed Combined Balance Sheet at
               December 31, 2002 (unaudited)                                 12

               Proforma Condensed Combined Income Statement for the nine
               months ended December 31, 2002 (unaudited)                    13

               Proforma Condensed Combined Income Statement for the year
               Ended March 31, 2002 (unaudited for pro forma adjustements)   14

               Notes to Pro Forma Condensed Combined Financial Statements    15

Item 2         Management's Discussion and Analysis or Plan of Operation     16

Item 3         Controls and Procedures                                       18

PART II

Item 1         Legal Proceedings                                             20
Item 2         Changes in Securities                                         20
Item 3         Defaults Upon Senior Securities                               20
Item 4         Submission of Matters to a Vote of Security Holders           20
Item 5         Other Information                                             20
Item 6         Exhibits and Reports on Form 8 - K                            20
Signature                                                                    21
Certifications                                                               22
Exhibit 10.1
Exhibit 99.1                                                                 26
Exhibit 99.2                                                                 27

                                     PART I
                              FINANCIAL INFORMATION

Item 1   Financial Statements

                         SUTTON TRADING SOLUTIONS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS                            December 31      March 31,
                                                                      ------------    ------------
                                                                          2002            2002
                                                                      ------------    ------------
                                                                       Unaudited)        (Audited)
CURRENT ASSETS:
  Cash                                                                $      2,569    $    163,358
  Receivables:
    Trade, net                                                                  --         114,965
    Employees and affiliated company                                            --         141,020
    Other                                                                       --          15,916
  Prepaid expenses                                                              --         168,918
                                                                      ------------    ------------
         Total current assets                                                2,569         604,177
                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, at cost:
  Computers and equipment                                                       --         873,179
  Software                                                                      --         588,903
  Vehicles                                                                      --         269,445
  Leasehold Improvements                                                        --           9,438
                                                                      ------------    ------------
                                                                                --       1,740,965
  Less: accumulated depreciation and amortization                               --        (407,524)
                                                                      ------------    ------------
                                                                                --       1,333,441
                                                                      ------------    ------------
OTHER ASSETS:
  Goodwill, net                                                                 --         389,905
  Other                                                                         --          24,275
                                                                      ------------    ------------
                                                                                --         414,180
                                                                      ------------    ------------
                                                                      $      2,569    $  2,351,798
                                                                      ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable, accrued expenses and other liabilities            $  1,089,857    $  1,010,697
  Capital lease obligation                                                  82,951          91,043
                                                                      ------------    ------------
               Total current liabilities                                 1,172,808       1,101,740
                                                                      ------------    ------------
LONG-TERM LIABILITIES:
  Capital lease obligation                                                  72,125          72,125
                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 4):
  Preferred stock, $.0001 par value, 3,000,000 shares authorized,
    2,600,000 (liquidation value $1,300,000) shares issued
    and outstanding                                                            260             260
  Common stock, $.001 par value, 100,000,000 shares authorized,
    23,657,298 and 23,757,298 shares issued and outstanding                 23,658          23,758
  Additional paid-in capital                                             9,698,655       9,973,555
  Note receivable                                                               --        (425,000)
  Accumulated other comprehensive income                                    49,322          49,322
  Deficit                                                              (11,018,259)     (8,447,962)
                                                                      ------------    ------------
  [GRAPHIC OMITTED]                                                     (1,246,364)      1,173,933
                                                                      ------------    ------------
                                                                      $      2,569    $  2,351,798
                                                                      ============    ============

         The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                             CONSOLIDATED CONDENSED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------

                                                 Three Months Ended
                                                    December 31,
                                               2002            2001
                                           ------------    ------------
REVENUE:
 Transaction fees                          $         --    $    282,879
 Data fees                                           --          64,476
                                           ------------    ------------
     Total Revenue                                   --         347,355
                                           ------------    ------------
EXPENSES:

 Clearing costs                                      --          41,172
 Communications                                      --          75,320
 Trading costs and user fees                         --          70,402
 Salaries and related expenses                      712         300,316
 Technical support                                   --          80,688
 Service fees                                        --          66,700
 Licensing fees                                      --          30,994
 General and administrative                       4,070         367,571
                                           ------------    ------------
     Total operating expenses                     4,782       1,033,163
                                           ------------    ------------
OTHER INCOME/(EXPENSE)
 Interest expense                                    --        (255,326)
 Other                                               --           1,381
                                           ------------    ------------
     Total other expense                             --      ( 253 945)
                                           ------------    ------------

NET LOSS                                   $     (4,782)   $   (939,753)
                                           ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

 Net loss                                  $      (0.00)   $      (0.04)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          23,657,298      21,048,280
                                           ============    ============

        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                             CONSOLIDATED CONDENSED
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                      ------------------------------------

                                                 Nine Months Ended
                                                   December 31,
                                               2002            2001
                                           ------------    ------------
REVENUE:
 Transaction fees                          $    206,086    $  1,118,413
 Data fees                                       55,724         257,282
 Other                                               --          10,975
                                           ------------    ------------
     Total Revenue                              261,810       1,386,670
                                           ------------    ------------
EXPENSES:
 Clearing costs                                  42,652         151,680
 Communications                                      --         225,671
 Trading costs and user fees                     59,234         218,060
 Salaries and related expenses                  104,181         890,314
 Technical support                               79,583         286,153
 Service fees                                        --       3,325,833
 Licensing Fees                                      --         110,900
 General and administrative                     367,178       1,078,364
                                           ------------    ------------
     Total operating expenses                   652,828       6,286,975
                                           ------------    ------------

OTHER INCOME/(EXPENSE)

 Interest expense                                (5,803)       (322,319)
 Other                                              125        (307,486)
 Loss on Asset Disposal                      (2,173,601)             --
                                           ------------    ------------
     Total other expense                     (2,179,279)       (629,805)
                                           ------------    ------------
NET LOSS                                   $ (2,570,297)   $ (5,530,110)
                                           ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

 Net loss                                  $      (0.11)   $      (0.28)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          23,657,298      19,498,391
                                           ============    ============

        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                           CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------

                                                 Three Months Ended
                                                    December 31,
                                               2002            2001
                                           ------------    ------------
NET LOSS                                   $     (4,782)   $   (939,753)

OTHER COMPREHENSIVE INCOME (Loss):
 Foreign currency translation adjustments            --         (38,433)
                                           ------------    ------------

COMPREHENSIVE LOSS                         $     (4,782)   $   (978,186)
                                           ============    ============


         The accompanying notes are an integral part of these statements

                         SUTTON TRADING SOLUTIONS, INC.
                           CONSOLIDATED STATEMENTS OF
                        COMPREHENSIVE INCOME (UNAUDITED)
                        --------------------------------

                                                 Nine Months Ended
                                                   December 31,
                                               2002            2001
                                           ------------    ------------
NET LOSS                                   $ (2,570,297)   $ (5,530,110)

OTHER COMPREHENSIVE INCOME (Loss):
 Foreign currency translation adjustments            --         (45,361)
                                           ------------    ------------

COMPREHENSIVE LOSS                         $ (2,570,297)   $ (5,575,471)
                                           ============    ============


        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                             CONSOLIDATED CONDENSED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                      ------------------------------------

                                                                                    Nine Months Ended
                                                                                      December 31,
                                                                                  2002            2001
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     $ (2,570,297)   $ (5,530,110)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                                        --          46,873
   Loss on sale of securities                                                           --         288,829
   Loss on abandonment of leasehold improvements                                        --          28,162
   Issuance of stock for services                                                       --       3,507,333
   Loss on disposal of assets                                                    2,173,601              --
   Bad Debt Write-off                                                               46,288              --
   Reversal of Common Stock issued for Compensation                               (275,000)             --
   Decrease (increase)  in Other Assets                                             39,275         (16,644)
   Decrease (increase) in receivables                                                   --           3,770
   Decrease in prepaid expenses                                                    148,753         117,462
   Increase (decrease) in accounts payable and accrued expenses                     71,068         483,092
                                                                              ------------    ------------
         Net cash used in operating activities                                    (366,312)     (1,071,233)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in related party receivables                                 (156,276)        119,209
 Cash paid on disposal of subsidiary                                               (63,201)             --
 Purchases of property and equipment                                                    --        (412,565)
                                                                              ------------    ------------
         Net cash used in investing activities                                    (219,477)       (293,356)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on capital lease obligations                                                  --         (62,684)
 Payments received on note receivable                                              425,000              --
 Proceeds from notes payable                                                            --         930,000
 Issuance of common stock                                                               --         400,000
                                                                              ------------    ------------
         Net cash provided by financing activities                                 425,000       1,267,316
                                                                              ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 --         (58,259)
                                                                              ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                   (160,789)       (155,532)

CASH, beginning of period                                                          163,358         207,879
                                                                              ------------    ------------

CASH, end of period                                                           $      2,569    $     52,347
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of common stock for prepaid services                                $         --    $    355,000
                                                                              ============    ============
 Issuance of common stock and preferred stock for notes payable
  and interest payable                                                        $         --    $  1,816,085
                                                                              ============    ============
 Exchange of investment for payment of note payable                           $         --    $    175,000
                                                                              ============    ============
 Sale of investment for return of common stock                                $         --    $     33,895
                                                                              ============    ============
 Purchase of minority interest in subsidiary                                  $         --    $    375,000
                                                                              ============    ============
 Issuance of note receivable for purchase of preferred and common stock       $         --    $  1,000,000
                                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                         SUTTON TRADING SOLUTIONS, INC.
                    NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                    -----------------------------------------

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

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of December 31, 2002, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's fiscal 2002 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Commission on August 16, 2002.

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

Goodwill
--------

Goodwill was amortized on a straight-line basis over a period of fifteen years.

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

NOTE 2 - SUBSEQUENT EVENTS

Private Placement
-----------------

On February 3, 2003, the Company sold 23,500,000 shares of its common stock, representing approximately 49% of the Company's total issued and outstanding common stock after giving effect to such sale, to Corporate Communications Network, Inc., a non-affiliated party owned by Stephen Kerr, for an aggregate consideration of $23,500 pursuant to rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

Sale of Sutton Online, Inc.
---------------------------

On February 5, 2003, the Company sold all of the issued and outstanding common stock of its subsidiary, Sutton Online, Inc., to Link Investment Holdings Inc. Limited, a non-affiliated party, for an aggregate consideration of $2,500.

                         Sutton Trading Solutions, Inc.
                       Introduction to Pro Forma Condensed
                          Combined Financial Statements


The following are the unaudited pro forma combined Balance Sheets and Statements of Operations that reflect the sale of Sutton Online, Inc. and its subsidiary, Sutton Data Services, sro (`SOL'), by Sutton Trading Solutions, Inc. (STS), for $2500, as if it had occurred on April 1, 2001.

                         SUTTON TRADING SOLUTIONS, INC.
                           Proforma Condensed Combined
                                  Balance Sheet
                                December 31, 2002

                                                Sutton
                                                Trading           Pro Forma          Pro Forma
                                             Solutions Inc.      Adjustments        As Adjusted
                                            ---------------    ---------------    ---------------
                                             (Unaudited)         (Unaudited)         (Unaudited)
Cash                                        $         2,569    $         2,500              5,069
Other current assets                                     --                 --                 --
                                            ---------------    ---------------    ---------------
     Total current assets                   $         2,569    $         2,500    $         5,069
                                            ---------------    ---------------    ---------------

Property and equipment, net                              --                 --                 --
Investments                                              --                 --                 --
Other assets, net                                        --                 --                 --
                                            ---------------    ---------------    ---------------

TOTAL ASSETS                                $         2,569    $         2,500    $         5,069
                                            ===============    ===============    ===============

Accounts payable and accrued expenses       $     1,089,857    $    (1,026,466)   $        63,391
Current portion of notes payable                         --                 --                 --
Other current liabilities                            82,951            (82,951)                --
                                            ---------------    ---------------    ---------------
     Total current liabilities                    1,172,808         (1,109,417)            63,391
                                            ---------------    ---------------    ---------------

Other liabilities                                    76,125            (76,125)                --
                                            ---------------    ---------------    ---------------

Preferred stock                                         260               (260)                --
Common stock                                         23,658                 --             23,658

Additional paid-in capital                        9,698,655         (1,299,740)         8,398,915
Cumulative Translation Adjustment                    49,322            (49,322)                --
Accumulated other comprehensive income                   --                 --                 --
Deficit                                         (11,018,259)         2,537,364         (8,480,895)
                                            ---------------    ---------------    ---------------
     Total shareholders' equity                  (1,246,364)         1,188,042            (58,322)
                                            ---------------    ---------------    ---------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $         2,569    $         2,500    $         5,069
                                            ===============    ===============    ===============

         The accompanying notes are an integral part of this statement.

                         SUTTON TRADING SOLUTIONS, INC.
                           Proforma Condensed Combined
                                Income Statement
                                December 31, 2002

                                                Sutton
                                                Trading           Pro Forma          Pro Forma
                                             Solutions Inc.      Adjustments        As Adjusted
                                            ---------------    ---------------    ---------------
                                             (Unaudited)         (Unaudited)         (Unaudited)
Revenue:

Transaction fees                            $       206,086    $      (206,086)   $            --
Data fees                                            55,724            (55,724)                --
Other                                                    --                 --                 --
                                            ---------------    ---------------    ---------------
     Total revenue                                  261,810           (261,810)                --
                                            ---------------    ---------------    ---------------
Expenses:
Service fees                                             --                 --                 --
Salaries and related expenses                       104,181           (218,764)          (114,583)
Clearing costs                                       42,652            (42,652)                --
Trading costs                                        59,234            (59,234)                --

Consulting and Other professional fees               45,884             (1,509)            44,375
Occupancy costs                                     114,629           (114,629)                --
Technical Support                                    79,583            (79,583)                --

Other general and administrative                    206,665           (193,524)            13,141
                                            ---------------    ---------------    ---------------

     Total operating expenses                       652,828           (709,895)           (57,067)

Other Income/Expense                             (2,179,279)         2,089,279            (90,000)
                                            ---------------    ---------------    ---------------

NET LOSS                                    $    (2,570,297)   $     2,537,364    $       (32,933)
                                            ===============    ===============    ===============
Net loss per share of common
 stock-basic and diluted                    $         (0.11)                      $         (0.00)
                                            ===============                       ===============
Weighted average number of
 common shares outstanding                       23,657,298                            23,657,298
                                            ===============                       ===============

         The accompanying notes are an integral part of this statement.

                         SUTTON TRADING SOLUTIONS, INC.
                           Proforma Condensed Combined
                                Income Statement
                                 March 31, 2002

                                                Sutton
                                                Trading           Pro Forma          Pro Forma
                                             Solutions Inc.      Adjustments        As Adjusted
                                            ---------------    ---------------    ---------------
                                             (Unaudited)         (Unaudited)         (Unaudited)
Revenue:
Transaction fees                            $     1,394,450    $    (1,394,450)   $            --
Data fees                                           286,167    $      (286,167)                --
Other                                                70,314            (70,314)                --
                                            ---------------    ---------------
     Total revenue                                1,750,931         (1,750,931)                --
                                            ---------------    ---------------
Expenses:
Clearing costs                                      191,838           (191,838)                --
Trading costs                                        93,484            (93,484)                --
User Fees                                           309,204           (309,204)                --
Technical support                                   388,404           (388,404)                --
Service Fees                                      3,325,833         (3,325,833)                --
Selling Expenses                                     67,765            (67,765)                --
Salaries and Related                              1,137,562         (1,137,562)                --
Licensing fees                                      201,440           (201,440)                --
Travel                                               83,274            (83,274)                --
Communications                                      277,627           (277,627)                --
Legal and Professional                              265,983           (152,917)           113,066
Occupancy and equipment costs                       532,988           (532,988)                --
Advertising                                          29,140            (29,140)                --
General and administrative                          447,887           (319,001)           128,886
Consulting                                           40,000            (40,000)                --
Depreciation and amortization                       337,209           (337,209)                --

     Total operating expenses                     7,729,638         (7,487,686)           241,952
                                            ---------------    ---------------    ---------------

Other Income/Expense                               (647,579)           635,579            (12,000)
                                            ---------------    ---------------    ---------------

NET LOSS                                    $    (6,626,286)   $     6,372,334    $      (253,952)
                                            ===============    ===============    ===============

Net loss per share of common
 stock-basic and diluted                    $         (0.35)                      $         (0.01)
                                            ===============                       ===============
Weighted average number of
 common shares outstanding                       18,814,761                            18,814,761
                                            ===============                       ===============

         The accompanying notes are an integral part of this statement.

                          Notes to Pro Forma Condensed
                          Combined Financial Statements
                          -----------------------------

Pro forma adjustments include the following:

Adjustments to the pro forma balance sheet are to record the $2500 cash received, the removal of the liabilities of SOL, the removal of the preferred stock of SOL, and the removal of the net loss of SOL for the 9 months ended 12/31/02.

The pro forma adjustments to the statements of operations for the 9 months ended 12/31/02 and the year ended 3/31/02 are to remove the losses of SOL.

After the pro forma adjustments the pro forma Balance Sheet and the Statement of Operations include only the activity of STS.

Item 2   Management's Discussion and Analysis or Plan of Operation.

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

         The Company offered two principal software solutions: SONIC 2000 (TM), a third party US direct access trading platform, and GlobalDAT(TM) (Global Direct Access Trading), a proprietary global direct access trading. The Company offered these products in the role of an ASP, allowing business-to-business
(B2B) clients to outsource much of their transaction infrastructure on a cost-effective basis, maximizing clients "hard" and "soft" dollar return on investment. The Company's wholly owned subsidiary, Sutton Data Services, s.r.o. ("SDS") was a Prague based software developer that created and maintained the GlobalDAT (TM) platform and was further engaged in providing specialized custom solutions for B2B clients. On July 2, 2002, SDS filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding.

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

         In July 2002, in light of the then economic environment, management concluded that it was unable to raise sufficient capital to continue the operations of Sutton, its principal operating company, and therefore substantially terminated all of Sutton's operations and employees in an effort to conserve cash.

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

         In February, 2003, the Company sold 23,500,000 shares of its common stock, representing approximately 49% of the Company's total issued and outstanding common stock after giving effect to such sale, to Corporate Communications Network, Inc., a non-affiliated party owned by Stephen Kerr, for an aggregate consideration of $23,500 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Also in February, 2003, the Company sold all of the issued and outstanding common stock of its subsidiary, Sutton Online, Inc., to Link Investment Holdings Inc. Limited, a non-affiliated party, for an aggregate consideration of $2,500.

         As a result of the foregoing, the Company has no operations, liabilities consisting primarily of professional fess and minimal cash resources. The Company now intends to seek to enter into a business combination with one or more as yet unidentified privately held businesses.

Results of Operations
---------------------

         During the three months ended December 31, 2002, the Company was inactive, had no revenue and incurred fees and expenses of $4,782 related primarily to salary related expense, consulting and professional fees, as well as for general and administrative expenses.

         As the Company was inactive during the three months ended December 31, 2002, management believes that revenue comparisons with the prior periods are not relevant.

Liquidity and Capital Resources
-------------------------------

         At December 31, 2002, the Company had $2,569 in cash and trade accounts payable in the amount of $1,089,857. As a result of the private placement effected by the Company in February, 2003, which resulted in net proceeds to the Company of approximately $23,500 and the sale of the common stock of Sutton Online, Inc. also in February , 2003, for $2,500, as of February 7, 2003, the Company had approximately $25,500 in cash and accounts payable of $62,593. The Company is negotiating with its vendors to reduce the balances on these accounts.

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

         Management intends to raise capital from both existing and new shareholders and to use the proceeds to pay for routine expenses, such as making required filings with the SEC and related expenses. There can be no assurance that the Company will be able to find sources of financing on terms acceptable to the Company, if at all. If the Company does not find the sources to finance such activities, it may be unable to timely file the reports required under the Securities Exchange Act of 1934, as amended. This could subject the Company to fines and penalties and make it less desirable to a potential combination candidate. This would make it difficult for the Company to pursue its plans to acquire additional businesses.

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

         None

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 Stock Purchase and Sale Agreement, dated as of February 5, 2003, by and between Sutton Trading Solutions, Inc. and Link Investment Holdings Inc. Limited

               99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

               99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       SUTTON TRADING SOLUTIONS, INC.


Dated: February 14, 2003               By: /s/ ANDREW KACIC
                                           -------------------------------------
                                           Andrew Kacic
                                           Chief Executive Officer and President

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                   PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Andrew Kacic, Chief Executive Officer of Sutton Trading Solutions, Inc. (the "Company") do hereby certify that:

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

                                       /s/ ANDREW KACIC
                                       -----------------------------------------
                                       Andrew Kacic
                                       Chief Executive Officer

February 14, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                   PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, John Shaffer, Chief Financial Officer of Sutton Trading Solutions, Inc. (the "Company") do hereby certify that:

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


                                       /s/ JOHN SHAFFER
                                       -----------------------------------------
                                       John Shaffer
                                       Chief Financial Officer

February 14, 2003