Form 10KSB
period 2003-03-31
GLOBAL DIVERSIFIED ACQUISITION CORP
filed 2003-07-15
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

            OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25413

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                                76-0270295
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

              17025 E. First Avenue, Suite 5, Scottsdale, AZ 85251
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 945-2232
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
       None                                              None

          Securities registered pursuant to Section 12 (g ) of the Act:
                                  Common Stock
          -------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: None.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,316.15 as of June 30, 2003.

         ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2003: 118,018 shares of common stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format (check one): YES [ ]
NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS
                                -----------------

PART I.........................................................................1

   DESCRIPTION OF BUSINESS.....................................................1
   DESCRIPTION OF PROPERTIES..................................................12
   LEGAL PROCEEDINGS..........................................................12
   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................12

PART II.......................................................................13

   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......13
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS..............................................................14
   FINANCIAL STATEMENTS.......................................................16
   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
   DISCLOSURE.................................................................17

PART III......................................................................17

   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
   WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT...................17
   EXECUTIVE COMPENSATION.....................................................18
   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND MANAGEMENT.........19
   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................20

PART IV.......................................................................21

   EXHIBITS, LIST AND REPORTS ON FORM 8-K.....................................21
   CONTROLS AND PROCEDURES....................................................21

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

         History

         Global Diversified Acquisition Corp. (the "Company") was formed in Nevada on July 19, 1996, under the name Air Epicurean, Inc. for the purpose of effecting the reincorporation of its then parent, Northline Industrial Corporation, a Texas corporation ("NIC"). Such reincorporation was effected in March 1997 when NIC merged with and into the Company. Neither NIC nor the Company were conducting any business activities at the time of the merger. On May 8, 1997, the Company changed its name to Ikon Ventures, Inc. In June 1997, the Company acquired 90% of the issued an outstanding capital stock of Zeolite Mira S.r.l. ("Zeolite Mira"), an Italian corporation engaged in the manufacture and sale of detergents and components thereof, as well as certain related intellectual property. Commencing in July 1998 and terminating in March 1999, the Company sold all of its interest in Zeolite Mira and related assets. The Company was inactive from April 1999 until the acquisition of 100% of the issued and outstanding shares of common stock of Sutton Online, Inc. ("Sutton"), a Delaware corporation originally formed as a limited liability company on April 22, 1999, and a direct access application service provider providing online trading solutions to individuals, broker dealers, and financial institutions worldwide. The acquisition of all the issued and outstanding shares of Sutton's common stock was completed on August 8, 2001 by a share exchange (the "Share Exchange") whereby the Company acquired 6,850,000 shares of Sutton's common stock in exchange for 15,222,219 of the Company's common stock. After giving effect to certain other transactions effected in connection with the Share Exchange, the shares of the Company's common stock issued to the stockholders of Sutton represented approximately 76% of the total issued and outstanding shares of the Company's common stock immediately after the Share Exchange. As a result of the Share Exchange, the Company, which changed its name on October 31, 2001 to Sutton Trading Solutions, Inc., carried on business through Sutton.

         In July, 2002, due to a lack of resources, the Company's wholly owned subsidiary, Sutton Data Services, s.r.o. ("SDS"), filed for bankruptcy protection and Sutton terminated all of its operations and employees. In addition, the Company began depleting its cash reserves and liquidating its assets in order to satisfy its liabilities.

         In September 2002, the Company and Sutton entered into an agreement with Tiburon Management Limited ("Tiburon"), pursuant to which Tiburon was granted perpetual and exclusive licensing rights to GlobalDAT, the proprietary direct access software platform of the Company and Sutton, and all the rights, title and interest to certain hardware in exchange for Tiburon using its best efforts to complete the development, commercialization, and marketing of GlobalDAT (the "System Completion Activities"), $15,000 in fixed assets, and a sliding percentage of any income generated by Tiburon from the sale or licensing of GlobalDAT. The Company entered into such agreement because it lacked the resources to complete the System Completion Activities, and Tiburon had the resources and was willing to perform the System Completion Activities.

         In February 2003, the Company sold 23,500,000 shares of its common stock, representing approximately 49% of the Company's total issued and outstanding common stock after giving effect to such sale, to Corporate Communications Network, Inc., a non-affiliated party owned by Stephen Kerr, for an aggregate consideration of $23,500 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "33 Act"). Also in February 2003, the Company sold all of the issued and outstanding common stock of Sutton to Link Investment Holdings Inc. Limited, a non-affiliated party, for an aggregate consideration of $2,500. The Company has used the proceeds of such transactions to satisfy certain of its past obligations, as well as to fund its current expenses that consist primarily of professional fees associated with being a reporting issuer under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         On April 23, 2003, the Company changed its corporate name to Global Diversified Acquisition Corp. to reflect that the Company has no operations and, as more fully discussed below, its principal activity is to seek a business combination with one or more as yet unidentified privately held businesses.

         On April 24, 2003, the Company effected a reverse split of its outstanding common stock such that each 400 shares of its common stock, par value $0.001 per share, outstanding on such date were deemed to be one share of its common stock, par value $0.001 per share. Unless otherwise indicated, all share and per share data included hereinafter gives effect to such reverse stock split as well as the 100 for one reverse stock split effected on February 13, 2001 (the "Reverse Stock Splits").

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

         Sutton's trading systems and routing software are capable of routing orders to multiple markets and ECNs via a single user friendly interface. By connecting Sutton's platform to various third parties, users can send orders to purchase or sell securities. Under applicable United States' laws, such transactions can only be effected by a broker/dealer registered with the National Association of Securities Dealers, Inc. (the "NASD") and a member of the Securities Investor Protection Corporation ("SIPC"). Sutton is neither registered with the NASD nor a member of SIPC. However, Sutton had a contractual relationship with Global Capital Securities Corporation ("Global Capital"), which expired in March 2002 and was replaced with a contractual relationship with F1 Trading.Com, Inc. ("F1"), both of whom were registered United States broker dealers and members of the NASD during the period that they had executed transactions for Sutton. As a result of such a relationship, Sutton was deemed a designated Office of Supervisory Jurisdiction of Global Capital or F1. All of Sutton's retail online transactions were executed by Global Capital and were executed by F1 until Sutton ceased operations and all such transactions were cleared through Penson Financial Services ("Penson"), a division of Service Asset Management Company, located in Dallas, Texas. Penson is a member of the NASD and the SIPC. Sutton received a fee paid by the executing broker dealer for each transaction effected by such broker dealer on behalf of a user of Sutton's platform. In addition, Sutton made available to users of its platform relevant data purchased by Sutton from third parties in exchange for which such users paid Sutton a monthly fee that was billed and collected for Sutton by the executing broker dealer.

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

         GlobalDat is Sutton's proprietary direct access software platform in a production environment. It was designed to be capable of connecting major European and American stock exchanges and ECNs through one user interface for share dealing. Its open architecture FIX interface provides the ability to add markets and exchanges on demand. Each user can have the ability to: (i) view level I and level II price quotes , order status, profit and loss and cash-flow;
(ii) route orders via market makers and direct connections to ECNs and exchanges; and (iii) benefit from dynamic charting and account management ALL IN REAL-TIME utilizing a front-end environment written in the user's native language.

         In September 2002, the Company and Sutton granted to Tiburon perpetual and exclusive licensing rights to GlobalDAT in exchange for Tiburon using its best efforts to complete the development, commercialization, and marketing of GlobalDAT (the "System Completion Activities"), $15,000 in fixed assets, and a sliding percentage of any income generated by Tiburon from the sale or licensing of GlobalDAT.

         Proposed Plan of Operations

         In July, 2002, due to a lack of resources, SDS filed for bankruptcy protection and Sutton terminated all of its operations and employees. Since then the Company has been liquidating its assets, including the sale in February 2003 of all of the stock of Sutton to an unrelated party, and the Company has been using the proceeds thereof to satisfy its liabilities. The Company is seeking to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. The Company does not intend to enter into any business combination involving any business or venture with which its officers or directors are affiliated.

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

State Securities Laws Considerations

         Section 18 of the 33 Act provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by Section 4(1) of the Act, provided the issuer of the security is a "reporting company," meaning that it files reports with the Commission pursuant to Section 13 or 15(d) of the Exchange Act.

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


********************************************************************************

Employees

         The Company does not have any employees or consultants other than its Chief Executive Officer and President, Andrew Kacic, and its Chief Financial Officer, John Shaffer, both of whom are serving without salary. The Company does not expect to have any salaried employees except as a result of completing a business combination transaction.

ITEM 2.      DESCRIPTION OF PROPERTIES

         Pursuant to a certain Lease Surrender Agreement dated July 18, 2002, entered into between Sutton, as tenant and its landlord, the Company and Sutton were released from all of their obligations under the lease for their corporate headquarters at 1000 Woodbury Road, Woodbury, New York. Currently, the
Company's business activities are conducted in space provided, rent free, by the Company's controlling shareholder, Corporate Communications Network, Inc., at 17025 E. First Avenue, Suite 5, Scottsdale, AZ 85251. This arrangement is suitable and adequate to support the Company's current needs, until such time as the Company resumes active business operations.

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

                                     PART II
                                     -------

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

Market Information

         The Company's common stock has traded on the Over-the-Counter Bulletin Board (OTC: BB) under the symbol "STTN" since October 31 ,2001 and under the symbol "GDAQ" since April 24, 2003. The following table sets forth the reported high and low bid quotations of the Company's common stock for the periods indicated (i) without giving effect to the Reverse Stock Splits except as noted and (ii) as adjusted and retroactively giving effect to the Reverse Stock Splits. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                   Actual        As Adjusted (1)
                                               ---------------   ---------------
                                                High      Low     High      Low
                                               ------   ------   ------   ------

Fiscal Year Ended March 31, 2002
   First Quarter (2)                           $ 1.75   $ 1.50   $  700   $  600
   Second Quarter (2)                          $ 1.50   $ 1.50   $  600   $  600
   Third Quarter (2)                           $ 1.32   $ 1.02   $  528   $  408
   Fourth Quarter (2)                          $ 2.50   $ 2.50   $1,000   $1,000

Fiscal Year Ended March 31, 2003
   First Quarter (2)                           $  .58   $  .23   $  232   $   92
   Second Quarter (2)                          $  .36   $  .01   $  144   $    4
   Third Quarter (2)                           $  .01   $  .01   $    4   $    4
   Fourth Quarter (2)                          $  .01   $  .01   $    4   $    4

Fiscal Year Ending March 31, 2004
   First Quarter (2)(3)                        $  .01   $ 1.00

------------------
(1) These adjusted prices are not indicative of what the price might have been if the Reverse Split effected on April 24, 2003 had occurred during the period indicated.
(2)  Reflects only the Reverse Stock Split effected on February 13, 2001.
(3) Reflects the Reverse Stock Splits effected on February 13, 2001 and April 24, 2003.

         On July 7, 2003, the closing bid price of the Company's common stock as reported on the OTC Bulletin Board was $.15 per share (reflects the Reverse Stock Splits).

Holders of Record

         As of June 30, 2003, there were approximately 194 holders of record of the Company's common stock and approximately 1500 beneficial owners.

Dividends.

         The Company has not paid any cash dividends on its common stock to date, and does not anticipate declaring or paying any dividends in the foreseeable future. The Company anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of dividends is within the discretion of the Company's board of directors and will depend upon the Company's earnings, capital requirements and operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

         No securities that were not registered under the 1933 Act have been issued or sold during the period covered by this report that were not previously reported in a quarterly report on Form 10-QSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company commenced operations in May 1999, initially focusing on providing direct access software developed by others to retail clients of the firm to effect securities transactions online. Since November 1999, the Company transitioned to become an application service provider (ASP) of its own proprietary platform, GlobalDAT (TM). Through the Company's subsidiary, Sutton Online, Inc. ("Sutton"), the Company provided until July 2002, individuals, broker-dealers, and other financial institutions with direct access to global markets via stock exchanges, market participants, and electronic communication networks (ECNs) through a seamless and simple Internet interface.

         The Company offered two principal solutions: SONIC 2000 (TM), a third party US direct access trading platform, and GlobalDAT(TM) (Global Direct Access Trading), a proprietary global direct access trading. The Company offered these products in the role of an ASP, allowing business-to-business (B2B) clients to outsource much of their transaction infrastructure on a cost-effective basis, maximizing clients "hard" and "soft" dollar return on investment. The Company's wholly owned subsidiary, Sutton Data Services, s.r.o. ("SDS") was the Company's Prague based software developer that created and maintained the GlobalDAT (TM) platform and was further engaged in providing specialized custom solutions for B2B clients.

         The Company's revenues historically were comprised of transaction fees, data fees and software licensing fees that were primarily derived from domestic and international brokerage firms, banks and financial institutions. The Company had also entered into interconnectivity agreements, introducing broker dealer agreements, and technical support agreements. All of such agreements were for an initial period of one year, with automatic renewal of one additional year. Transaction fees and technical support fees were billed to the customer on a monthly basis based on volume.

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

         During the three months ended March 31, 2002, the Company's focus was primarily in two areas: the raising of sufficient capital to fund the Company's immediate working capital requirements, and the launch of GlobalDAT (TM). In July, 2002, due to a lack of resources, the Company's wholly owned subsidiary, SDS, filed for bankruptcy protection and Sutton terminated all of its operations and employees. In addition, the Company began depleting its cash reserves and liquidating its assets in order to satisfy its liabilities.

         In February 2003, the Company sold 23,500,000 shares of its common stock, representing approximately 49% of the Company's total issued and outstanding common stock after giving effect to such sale, to Corporate Communications Network, Inc., a non-affiliated party owned by Stephen Kerr, for an aggregate consideration of $23,500 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "33 Act"). Also in February 2003, the Company sold all of the issued and outstanding common stock of Sutton to Link Investment Holdings Inc. Limited, a non-affiliated party, for an aggregate consideration of $2,500. The Company has used the proceeds of such transactions to satisfy certain of its past obligations, as well as to fund its current expenses that consist primarily of professional fees associated with being a reporting issuer under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         On April 23, 2003, the Company changed its corporate name to Global Diversified Acquisition Corp. to reflect that the Company has no operations and, as more fully discussed below, its principal activity is to seek a business combination with one or more as yet unidentified privately held businesses.

         The financial statements for the year ended March 31, 2002 included elsewhere in this Report have been restated to reflect the discontinuance of the Company's operating subsidiary, Sutton, and the sale of such subsidiary.

Results of Operations

          During the twelve months ended March 31, 2003, the Company did not have any revenues from continuing operations and incurred a net loss of $1,349,774. Expenses for this year were related primarily to the discontinuance of its operating subsidiary and the loss on sale of such subsidiary.

          During the twelve months ended March 31, 2002, the Company did not have any revenues from continuing operations and incurred a net loss of $6,626,286. Expenses for this year were related primarily to compensation expense generated from stock issuances and the operations of the discontinued subsidiary.

         Prior to July, 2002, the operations of Sutton and the Company's other subsidiaries constituted substantially all of the Company's operations. In view of the filing of a bankruptcy petition by SDS, the Company's decision to terminate Sutton's operations and the sale of Sutton, management believes that revenue comparisons with the prior periods are not relevant.


Liquidity and Capital Resources

         At March 31, 2003, the Company had $26,087 in cash, and had trade accounts payable in the amount of $59,250. The Company is negotiating with its vendors to reduce the balances on these accounts.

         As of June 30, 2003 the Company's principal sources of liquidity consisted of cash of approximately $2,900. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


ITEM 7.      FINANCIAL STATEMENTS

         The following financial statements of the Company are included beginning at F-1 following Item 14 of this Report. See Index to the Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age and position of each director and executive officer of the Company as of the date of this Report*:

Name                     Age         Position
----                     ---         --------

Andrew J. Kacic          56          Chairman and CEO
John W. Shaffer          63          Director, CFO and Secretary
Raymond J. Bills         58          Director

         ANDREW J. KACIC has been Chairman, Chief Executive Officer and a director of the Company since November 2002. From February 1980 to the present, he has been the President of Advisory Services, Inc., a privately held business and financial advisory firm, specializing in mergers, acquisitions and restructuring. From September 2001 to the present, he has been Chairman and CEO of GlobalNet Energy Corp., a public company seeking energy opportunities in oil, gas and transmission. From December 1998 until November 2000, he was CFO of Beaudry Motor Company, an automobile franchisee and retirement vehicle dealer. From July 1997 until June 1998, he was Chairman and CEO of Autocorp Equities, Inc., a public company engaged in the business of selling sub-prime automobiles.

         JOHN W. SHAFFER has been Chief Financial Officer, Secretary and director of the Company since November 2002. From 1992 to the present, he has been a director and the Secretary of Corporate Communications Network, Inc., a private financial public relations company. Since 1992 he has also served as a director of various privately owned companies.

         RAYMOND A. BILLS has been a director of the Company since November 2002. From 1969 to date, he has been employed by Dictaphone Corporation in various positions, most recently as a major account manager/hospital specialist for the Phoenix, Arizona district. We should list his directorships with various public companies during the last five years.

--------------------------------------------------------------------------------
         * Mr. Jonathan D. Siegel, age 41, was the Chairman and Chief Executive Officer of the Company from August 2001 until his resignation in November 2002. He was the Chairman and Chief Executive officer of Sutton since its formation. From May 1995 until devoting his full time efforts to Sutton, in January 2001, he also served as the Chairman and Chief Executive Officer of Global Capital Markets, LLC, a full service brokerage firm (acquired in November 1999 by Global Capital Partners, Inc. ("GCAP"), a Nasdaq listed holding Company).

         Mr. Gregory C. Frank, age 31, was the President and a director of the Company from August 2001 until his resignation in November 2002. He was the President and a director of Sutton since its inception. From March 1998 until he founded Sutton, Frank served as the Chief Operating Officer of Livetrade.com. Prior to that, from December 1997 to March 1998, he served as Chief Operating Officer of Talon Trading, an on-site trading firm in Garden City, New York.

         Mr. Richard W. Joyce, age 45, was a director of the Company from August 2001 until his resignation in May 2002. He was a director of Sutton from May 2000 and until his resignation in May 2002. He is also the senior vice president of worldwide sales at 3Com Corp., a broad-based global supplier of networking systems and services. Previously, he was president of 3Com Europe and Asia/Pacific Rim.

         Mr. Vincent Montagna, age 30, was a director of the Company from May 2002 until his resignation in November 2002. From August 1997 until the present, he has been the Co-Founder/President & Chief Executive Officer of Quantus Holding Company, Inc., a privately held company engaged in the business of corporate finance.

         Ms. Leigh Bickell, age 35, was the Chief Financial Officer of the Company from August 2001 until her resignation in November 2002. She was Controller of Sutton since its formation. From August 1996 until January 2001, she was Controller of Global Capital Markets, LLC, a full service brokerage firm (acquired in November 1999 by Global Capital Partners, Inc., a then NASDAQ listed company).

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth for each of the last two fiscal years ended March 31, 2003 and March 31, 2002 the remuneration paid by the Company to its Chief Executive Officer and all other executive officers that earned in excess of $100,000 in annual salary and bonus during such fiscal years:

                                  SUMMARY COMPENSATION TABLE
                                  --------------------------

                                            ANNUAL COMPENSATION        LONG-TERM
                                                                      COMPENSATION
NAME AND
PRINCIPAL                       FISCAL                                OTHER ANNUAL
POSITION                         YEAR      SALARY($)     BONUS($)     COMPENSATION     OPTIONS
--------                         ----      ---------     --------     ------------     -------

Jonathan D. Siegel,              2003       $ 70,000        --             --             --
Former Chairman and Chief        2002       $240,000        --             --             --
Executive Officer (1)

Gregory C. Frank, Former         2003       $ 33,654        --             --             --
President (2)                    2002       $125,000        --             --             --


Leigh Bickell, Former Chief      2003       $ 18,917        --             --             --
Financial Officer (3)            2002       $ 58,000        --             --             --

--------------------
(1) Mr. Jonathan D. Siegel was the Chairman and Chief Executive Officer of the Company from August 2001 until his resignation in November 2002.
(2) Mr. Gregory C. Frank was the President and a director of the Company from August 2001 until his resignation in November 2002.
(3) Ms. Leigh Bickell was the Chief Financial Officer of the Company from August 2001 until her resignation in November 2002.

         Except as set forth above, the Company has not paid any other cash or cash equivalent compensation to any other named executive officer or director of the Company. Except as set forth above, no additional cash or cash equivalent compensation has been paid or is anticipated to be paid by the Company unless or until the Company's resources permit. Additionally, no named executive officer exercised any stock options or stock appreciation rights during the fiscal year ended March 31, 2003.

Compensation Pursuant to Plans

         In February 2001, the Company approved the 2001 Employee Stock Compensation Plan (the "Plan"). The maximum number of shares of common stock that may be granted by the Company under the Plan is 5,010,000 shares during the period of the Plan, however, no awards may be made that would bring the total of all outstanding Plan shares under the Plan to more than 20% of the total number of shares of common stock of the Company at the time outstanding. As of March 31, 2003, no awards were outstanding under the Plan.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AND MANAGEMENT

         The following table sets forth information available to the Company, as of June 30, 2003, with respect to the beneficial ownership of the outstanding shares of the company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and
(iii) the Company's officers and directors as a group.

Name and Address of Beneficial      Shares of Common Stock     Percentage (%) of
------------------------------      ----------------------     -----------------
Owner (1):                                  Owned:             Common Stock (2):
---------                                   -----              ----------------

Corporate Communications(3)               58,750                   49.78%

Raymond A. Bills                              34                      (4)

Andrew J. Kacic                               -0-                     -0-

John W. Shaffer                            3,793                    3.21%

Jonathan D. Siegel(5)                     11,580(6)                 9.81%(6)

Gregory C. Frank(7)                       11,580(8)                 9.81%(8)

The J.B. Sutton Group Inc
401(k) Profit sharing Plan
dated 10/1/95 f/b/o Jonathan
D. Siegel(5)                               2,848(9)                 2.41%(9)

Tiburon Management Limited                10,120(10)                8.57%
("Tiburon")(11)

All officers and directors as a            3,827                    3.24%
group (three persons)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 2001, the Company issued 250,000 shares of common stock in payment of the purchase price of $375,000 for the 49% interest in SDS not owned by the company. Such interest was owned by Radek Hulan, a shareholder of the Company.

         During the period from October 1, 2001 through December 31, 2001, the Company issued 300 shares of common stock as payment of interest of $248,200 on notes payable, of which 250 shares were issued to Tiburon Asset Management ("TAM") and 50 shares were issued to Tiburon Management Limited ("TML"). In addition, 157 shares of common stock for conversion to equity of notes payable in the amount of $250,000, of which 125 shares were issued to TML and 32 shares were issued to TAM. Both TAM and TML were shareholders of the Company at the time of issuance.

--------------------
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403 (b) of Regulation S-B of the Act.
(2)  Percentages are approximate.
(3)  The business address of each of the beneficial owners noted above is 7025
     E. First Avenue, Suite 5, Scottsdale, AZ 85252.
(4)  Less than 1%.
(5) The business address of Jonathan D. Siegel is 175 Pinelawn Road, Melville, NY 11747.
(6) Includes 3,632 shares of common stock issuable upon the exercise of outstanding warrants and 2400 shares and 448 shares of common stock issuable upon the exercise of warrants held in the name of the Siegel 401(k).
(7) The business address of Gregory C. Frank is 200 Broadhollow Road, Melville NY 11747.
(8) Includes 4,080 shares of common stock issuable upon exercise of outstanding warrants.
(9) Includes 448 shares of common stock issuable upon exercise of outstanding warrants.
(10) Includes 311 shares of common stock issuable upon the exercise of outstanding warrants.
(11) The business address of Tiburon is Imossi House, 115 Irish Town, Suite 6/167, P.O. Box 561, Gibraltar.

         In December 2001, the Company sold 5,000 shares of its common stock (as part of a unit together with 2,000,000 shares of preferred stock of Sutton to TML in exchange for a $1,000,000 recourse note, which has since been paid. In February 2002, the Company sold 1,500 shares of its common stock (as part of a unit together with 600,000 shares of preferred stock of Sutton to the same shareholder for a note receivable in the amount of $300,000, which note has since been paid. The Company has not accrued interest on either of these notes.

                                     PART IV
                                     -------

ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit Number             Description of Exhibit*
--------------             -----------------------

3.1(1)                     Articles of Incorporation
3.1(2)                     Certificate of Amendment to Articles of
                           Incorporation**
3.1(3)                     Certificate of Amendment to Articles of Incorporation
3.1(4)                     Certificate of Correction to Certificate of Amendment
                           to Articles of Incorporation
3.2                        Registrant's By-laws
23.1                       Consent of Spicer, Jeffries & Co.
99.1                       Certification of Principal Executive Officer pursuant
                           to Sarbanes-Oxley Act of 2002
99.2                       Certification of Principal Financial Officer pursuant
                           to Sarbanes-Oxley Act of 2002

--------------------

         o Except as indicated otherwise, all exhibits are incorporated by reference to Registrant's Registration Statement on Form 10-SB.

         ** Incorporated by reference to Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on October 9, 2001.

         b)       Reports on Form 8-K

                  Check

ITEM 14.     CONTROLS AND PROCEDURES

         (a)      Evaluation of Disclosure Controls and Procedures.
                  -------------------------------------------------

         Within the 90 days prior to the date of this report, Global diversified Acquisition Corp. ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

         (b)      Changes in Internal Controls
                  ----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                               GLOBAL DIVERSIFIED
                               ------------------

                                ACQUISITION CORP.
                                -----------------

                    (formerly Sutton Trading Solutions, Inc.)
                    -----------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                       YEARS ENDED MARCH 31, 2003 AND 2002
                       -----------------------------------

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  2

Balance Sheets at March 31, 2003 and 2002                                     3

Statements of Operations for the years ended March 31, 2003 and 2002          4

Statements of Changes in Shareholders' Equity for the years ended
March 31, 2003 and 2002                                                     5-6

Statements of Cash Flows for the years ended March 31, 2003 and 2002          7

Notes to Financial Statements                                              8-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Global Diversified Acquisition Corp.
(formerly Sutton Trading Solutions, Inc.)


We have audited the accompanying balance sheets of Global Diversified Acquisition Corp. (formerly Sutton Trading Solutions, Inc.) as of March 31, 2003 and 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Diversified Acquisition Corp. (formerly Sutton Trading Solutions, Inc.) as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ SPICER, JEFFRIES & CO.
                                       -----------------------------------------

Denver, Colorado
July 2, 2003

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                                 BALANCE SHEETS


                                     ASSETS
                                     ------                              March 31,      March 31,
                                                                           2003           2002
                                                                        -----------    -----------
                                                                                      (As Restated)
CURRENT ASSETS:
  Cash                                                                  $    26,087    $    60,864
  Prepaid expenses                                                               --        160,417
  Assets of discontinued subsidiaries (Note 2)                                   --      2,130,517
                                                                        -----------    -----------

                                                                        $    26,087    $ 2,351,798
                                                                        ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                      $    59,250    $    46,053
  Liabilities of discontinued subsidiaries (Note 2)                              --      1,131,812
                                                                        -----------    -----------
           Total liabilities                                                 59,250      1,177,865
                                                                        -----------    -----------

SHAREHOLDERS' EQUITY (Note 3):
  Common stock, $.001 par value, 100,000,000 shares authorized,
      118,018 and 59,393 shares issued and outstanding, respectively            118             59
  Additional paid-in capital                                              9,764,455      9,997,514
  Note receivable                                                                --       (425,000)
  Accumulated other comprehensive income-discontinued operations                 --         49,322
  Deficit                                                                (9,797,736)    (8,447,962)
                                                                        -----------    -----------
           Total shareholders' equity                                       (33,163)     1,173,933
                                                                        -----------    -----------

                                                                        $    26,087    $ 2,351,798
                                                                        ===========    ===========

The accompanying notes are an integral part of these statements.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                 Year Ended
                                                                  March 31,
                                                             2003           2002
                                                          -----------    -----------
                                                                        (As Restated)
REVENUE                                                   $        --    $        --
                                                          -----------    -----------

EXPENSES:
  Service fees (Note 3)                                       (96,083)     3,325,833
  Professional fees                                            33,608        113,066
  General and administrative expenses                          52,272        128,886
                                                          -----------    -----------
     Total operating expenses (income)                        (10,203)     3,567,785

OTHER EXPENSE:
  Interest expense                                                 --         12,000
                                                          -----------    -----------
     Net income (loss) from continuing operations              10,203     (3,579,785)


DISCONTINUED OPERATIONS (Note 2):
  Net loss from operations of discontinued subsidiaries      (510,474)    (3,046,501)
  Loss on sale of subsidiaries                               (849,503)            --
                                                          -----------    -----------

     Net loss from discontinued operations                $(1,359,977)   $(3,046,501)
                                                          ===========    ===========

NET LOSS                                                  $(1,349,774)   $(6,626,286)
                                                          ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
  Net income (loss) from continuing operations            $      0.15    $    (76.10)
  Discontinued operations                                      (19.86)        (64.77)
                                                          -----------    -----------
  Net loss                                                $    (19.71)   $   (140.87)
                                                          ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                            68,476         47,037

The accompanying notes are an integral part of these statements.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  ---------------------------------------------


                                                                     Preferred     Preferred         Common         Common
                                                      Preferred        Stock         Stock           Stock          Stock
                                                        Shares       $.025 Par     $.0001 Par        Shares       $.001 Par
                                                     -----------    -----------    -----------    -----------    -----------
BALANCES, March 31, 2001, as restated                         --    $        --    $        --         33,334    $        33


 Issuance of shares and warrants for notes and
 interest payable                                        888,888         22,222             --          4,722              5

 Debt forgiveness by shareholder                              --             --             --             --             --

 Reverse acquisition of Ikon Ventures, Inc.                   --             --             --            777              1

 Return of shares for sale of investment                      --             --             --            (56)            --

 Conversion of loan from Ikon Ventures, Inc.                  --             --             --             63             --

 Sale of shares for cash                                      --             --             --            250             --

Shares issued for services                                    --             --             --         11,500             11

Shares issued to acquire remaining interest in SDS            --             --             --            625              1

Shares and warrants issued for notes payable                  --             --             --            156             --

Shares issued for interest payable                            --             --             --            300             --

Conversion of preferred stock                           (888,888)       (22,222)            --          2,222              2

Shares issued for notes receivable                     2,600,000             --            260          6,500              7

Return of shares- termination of service contract             --             --             --         (1,000)            (1)

Debt forgiveness by shareholder                               --             --             --             --             --

Payments received on note receivable                          --             --             --             --             --

Change in accumulated other comprehensive income              --             --             --             --             --

Net loss                                                      --             --             --             --             --

Reclass preferred stock of discontinued subsidiary    (2,600,000)            --           (260)            --             --
                                                     -----------    -----------    -----------    -----------    -----------

BALANCES, March 31, 2002, as restated                         --             --             --         59,393             59



                                                                                   Accumulated
                                                       Additional                     Other
                                                       Paid-In         Notes      Comprehensive
                                                       Capital      Receivable       Income         Deficit
                                                     -----------    -----------    -----------    -----------
BALANCES, March 31, 2001, as restated                  2,428,455    $        --       (142,489)    (1,821,676)


 Issuance of shares and warrants for notes and
 interest payable                                      1,135,658             --             --             --

 Debt forgiveness by shareholder                          30,000             --             --             --

 Reverse acquisition of Ikon Ventures, Inc.                   (1)            --             --             --

 Return of shares for sale of investment                  (7,000)            --             --             --

 Conversion of loan from Ikon Ventures, Inc.             100,000             --             --             --

 Sale of shares for cash                                 400,000             --             --             --

Shares issued for services                             3,874,989             --             --             --

Shares issued to acquire remaining interest in SDS       374,999             --             --             --

Shares and warrants issued for notes payable             250,000             --             --             --

Shares issued for interest payable                       248,200             --             --             --

Conversion of preferred stock                             22,220             --             --             --

Shares issued for notes receivable                     1,299,733     (1,300,000)            --             --

Return of shares- termination of service contract       (319,999)            --             --             --

Debt forgiveness by shareholder                          160,000             --             --             --

Payments received on note receivable                          --        875,000             --             --

Change in accumulated other comprehensive income              --             --        191,811             --

Net loss                                                      --             --             --     (6,626,286)

Reclass preferred stock of discontinued subsidiary           260             --             --             --
                                                     -----------    -----------    -----------    -----------

BALANCES, March 31, 2002, as restated                  9,997,514       (425,000)        49,322     (8,447,962)


The accompanying notes are an integral part of these statements.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  ---------------------------------------------



                                                                       Preferred    Preferred        Common         Common
                                                         Preferred       Stock       Stock           Stock          Stock
                                                           Shares      $.025 Par  $.0001 Par         Shares        $.001 Par
                                                         ----------    ---------   ---------      ------------    -----------
Payments received on note receivable                             --    $      --   $      --     $         --    $        --

Return of shares issued under prepaid service contract           --           --          --             (250)            --

Shares issued for service contract                               --           --          --              125             --

Sale of common stock in private placement                        --           --          --           58,750             59

Change in accumulated other comprehensive income                 --           --          --               --             --

Net loss                                                         --           --          --               --             --
                                                         ----------    ---------   ---------      ------------    -----------

BALANCES, March 31, 2003                                         --    $      --   $      --     $    118,018            118
                                                         ==========    =========   =========     ============    ===========




                                                                                       Accumulated
                                                            Additional                    Other
                                                             Paid-In        Notes     Comprehensive
                                                             Capital      Receivable      Income         Deficit
                                                           -----------    -----------   -----------    -----------

Payments received on note receivable                       $        --    $   425,000   $        --    $        --

Return of shares issued under prepaid service contract        (275,000)            --            --             --

Shares issued for service contract                              18,500             --            --             --

Sale of common stock in private placement                       23,441             --            --             --

Change in accumulated other comprehensive income                    --             --       (49,322)            --

Net loss                                                            --             --            --     (1,349,774)
                                                            -----------    -----------   -----------    -----------

BALANCES, March 31, 2003                                     9,764,455    $        --   $        --     (9,797,736)
                                                            ===========    ===========   ===========    ===========


The accompanying notes are an integral part of these statements.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                            STATEMENTS OF CASH FLOWS

                                                                                            Year Ended
                                                                                             March 31,
                                                                                       2003           2002
                                                                                    -----------    -----------
                                                                                                   (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           (1,349,774)    (6,626,286)
  Net loss from discontinued operations                                               1,359,977      3,046,501
                                                                                    -----------    -----------
  Net income (loss) from continuing operations                                           10,203     (3,579,785)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Issuance of stock for services and interest, net of return of shares               (96,083)     3,507,333
     Increase in accounts payable                                                        13,197         46,053
                                                                                    -----------    -----------
               Net cash used in continuing operations                                   (72,683)       (26,399)
               Net cash used in discontinued operations                                (413,094)    (1,180,083)
                                                                                    -----------    -----------
                 Net cash used in operating activities                                 (485,777)   (1,206,482)
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of discontinued operations                                            --         (7,654)
  Proceeds from sale of subsidiary                                                        2,500             --
                                                                                    -----------    -----------
                 Net cash provided by (used in) investing activities                      2,500         (7,654)
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments received on note receivable                                                  425,000        875,000
  Issuance of common stock                                                               23,500        400,000
                                                                                    -----------    -----------
                 Net cash provided by financing activities                              448,500      1,275,000
                                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                         (34,777)        60,864

CASH, beginning of year                                                                  60,864             --
                                                                                    -----------    -----------

CASH, end of year                                                                   $    26,087    $    60,864
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
  Issuance of common stock for note receivable                                      $        --    $ 1,300,000
                                                                                    ===========    ===========
  Debt forgiveness by shareholder                                                   $        --    $   190,000
                                                                                    ===========    ===========
  Return of common stock for sale of investment                                     $        --    $     7,000
                                                                                    ===========    ===========
  Issuance of common stock for prepaid service contracts, net of return of shares   $        --    $   355,000
                                                                                    ===========    ===========

The accompanying notes are an integral part of these statements.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - ORGANIZATION,  OPERATIONS AND SIGNIFICANT  ACCOUNTING POLICIES

Organization, Business and Basis of Presentation
------------------------------------------------

In August 2001, the shareholders of Ikon Ventures, Inc. ("Ikon") approved an exchange of common stock of Ikon for all of the outstanding common stock of Sutton Online, Inc. ("Sutton"). The stock exchange between Ikon and Sutton was considered a reverse acquisition. Under reverse acquisition accounting, Sutton was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Ikon. Ikon had no assets at acquisition and had liabilities of $76,000, which were then forgiven just prior to the acquisition. The acquisition was accomplished through the issuance of 38,056 shares of Ikon common stock for 6,850,000 shares of Sutton. The existing holders of Sutton warrants of 3,100,000 on the date of the acquisition were issued Ikon warrants in the amount of 17,222. At the date of the reverse acquisition, Ikon had 777 outstanding shares of common stock. Subsequent to the reverse acquisition, Ikon changed its name to Sutton Trading Solutions, Inc. ("the Company"). All references to shares and warrants have been restated to reflect the reverse acquisition and the reverse stock split (see "stock split" below).

On July 2, 2002, Sutton Data Services sro ("SDS"), Sutton's wholly-owned subsidiary in the Czech Republic, filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding. In addition, Sutton, the Company's principal subsidiary, substantially terminated its work force in an effort to conserve cash. Subsequently, the Company discontinued all operations, and sold Sutton to an unrelated party (see Note 2). As a result of these transactions, the remaining company does not have any operations, except for seeking potential merger candidates. In April 2003, the Company changed its name to Global Diversified Acquisition Corp.

Going Concern
-------------

The Company has suffered losses from operations and has insufficient cash that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon its obtaining additional debt and/or equity capital to fund its operations and finding a viable merger candidate. Management's plans in this regard is to seek a business combination with one or more privately held businesses.

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

Fair Value of Financial Instruments
-----------------------------------

Financial instruments, including cash, other assets and accounts payable, are carried at amounts that approximate fair value due to the short term nature of those instruments.

Stock Split
-----------

Subsequent to the balance sheet date, on April 24, 2003, the Company effected a 1 for 400 reverse stock split whereby each 400 shares were exchanged for one newly issued share. All references to shares and share prices have been adjusted to reflect the stock split on a retroactive basis.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

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

Stock Compensation Plans
------------------------

In February 2001, the Company approved the 2001 Employee Stock Compensation Plan (the "Plan"). The maximum number of shares of common stock that may be granted by the Company under the Plan is 5,010,000 shares during the period of the Plan, however, no awards may be made that would bring the total of all outstanding Plan shares under the Plan to more than 20% of the total number of shares of common stock of the Company at the time outstanding. As of March 31, 2003, no awards were outstanding under the Plan.

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early application permitted for companies with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 and SFAS 142 did not have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement removes goodwill from the scope of SFAS 121, and requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 142 did not have a material effect on the Company's financial position or results of operations.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION,  OPERATIONS AND SIGNIFICANT  ACCOUNTING
POLICIES (continued)

Recent Accounting Pronouncements
--------------------------------

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

NOTE 2 - DISCONTINUED OPERATIONS

As discussed in Note 1, the Company discontinued its operations in July 2002. In February 2003, the Company sold all of the issued and outstanding shares of common stock of its subsidiary, Sutton, to an unrelated entity for $2,500. Accordingly, the assets, liabilities and operations of Sutton and its subsidiary, SDS, have been reclassified and presented as discontinued operations in the accompanying financial statements. Assets and liabilities of discontinued operations consisted of the following as of March 31, 2002:

         Cash                                        $  102,494
         Account receivables                            271,901
         Property and equipment, net                  1,333,441
         Other                                          422,681
                                                     ----------
                                                     $2,130,517
                                                     ==========

         Accounts payable and accrued expenses       $  964,644
         Capital lease obligation                       167,168
                                                     ----------
                                                     $1,131,812
                                                     ==========

For the years ended March 31, 2003 and 2002, operating results of discontinued operations consisted of the following:

                                                        2003          2002
                                                     -----------   -----------

         Revenue                                     $   261,810   $ 1,750,931

         Expenses                                        772,284     4,797,432
                                                     -----------   -----------

           Net loss                                  $  (510,474)  $(3,046,501)
                                                     ===========   ===========


NOTE 3 - SHAREHOLDERS' EQUITY

Debt Forgiveness
----------------

In June 2001, a shareholder forgave a debt of $30,000, which was credited to paid-in capital. In December 2001, another shareholder forgave a $160,000 note payable, which was also credited to paid-in capital.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

NOTE 3 - SHAREHOLDERS' EQUITY (continued)

Preferred Stock
---------------

In July 2001, prior to the reverse acquisition with Ikon, Sutton Online, Inc. designated 888,888 shares of their authorized preferred stock as Series A. In August 2001, 888,888 shares of Series A exchangeable preferred stock of Sutton Online, Inc. were issued in payment of a $525,000 note payable and interest payable of $19,274. The preferred stock is exchangeable at the option of the preferred shareholder at any time into 2,222 shares of the Company's common stock and a warrant to purchase 972 shares of the Company's common stock at $1,000 per share. Holders of the preferred stock are not entitled to receive dividends, except when and as declared by the board of directors. In October 2001, the Series A exchangeable preferred stock of Sutton Online, Inc. was exchanged into common stock and warrants in the amounts noted above and this series was cancelled.

In December 2001, the board of directors of Sutton Online, Inc. designated 2,600,000 shares of their authorized preferred stock as Series A exchangeable preferred stock ("Series A"). The Series A has no voting rights, does not receive dividends and has a liquidation value of $0.50. The Series A is exchangeable, in whole, at the option of the holders, into exchangeable securities of the Company, at any time after the Company shall have authorized a class or series of exchangeable securities. Exchangeable securities means a class or series of preferred stock of the Company that shall have substantially the same rights, preferences and privileges as the Series A. In December 2001, 2,000,000 shares of Series A were issued, along with common stock, for a note receivable in the amount of $1,000,000. In February 2002, an additional 600,000 shares of Series A were issued, along with common stock, for a note receivable in the amount of $300,000 (see below).

Common Stock
------------

In August 2001, 4,722 shares of common stock were issued in payment of $600,000 in notes payable and interest payable of $13,611.

In connection with the acquisition of Sutton, Ikon borrowed $100,000 and loaned such amount to Sutton, and on the date of the acquisition, the $100,000 was converted to 63 shares of Ikon common stock. In addition, Ikon sold 250 shares of common stock for proceeds of $400,000. Also in connection with the acquisition, the Company issued 11,250 shares as service fees valued at $3,600,000, $400,000 of which was for a prepaid contract.

In addition, 56 shares of common stock were returned to the Company in connection with the sale of an investment.

On October 1, 2001, the Company purchased the remaining 49% of the outstanding common stock of SDS through the issuance of 625 shares of common stock at $600 per share, or $375,000.

During the period from October 1, 2001 through December 31, 2001, the Company issued 300 shares of common stock as payment of interest of $248,200 on notes payable, and 156 shares of common stock for conversion of notes payable in the amount of $250,000 to equity.

In November 2001, the Company issued 250 shares of common stock in connection with a prepaid service agreement valued at $275,000. In June 2003, the Company terminated the agreement and the shares were returned. Also, in November 2001, 1,000 shares of common stock were returned to the Company in connection with the termination of a prepaid service contract that was entered into in connection with the reverse acquisition.

In December 2001, the Company issued 5,000 shares of common stock, along with preferred stock, for a note receivable in the amount of $1,000,000. In February 2002, the Company issued an additional 1,500 shares of common stock, along with preferred stock, for a note receivable in the amount of $300,000 (see below).

In May 2002, the Company issued 125 shares of common stock for a service contract valued at $18,500.

In February 2003, the Company sold 58,750 shares of common stock in a private offering, for proceeds of $23,500.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

NOTE 3 - SHAREHOLDERS' EQUITY (continued)

Note Receivable
---------------

In December 2001, the Company sold 2,000,000 shares Series A preferred stock of Sutton Online, Inc. and 5,000 shares of common stock of the Company to a shareholder for a note receivable in the amount of $1,000,000. The note required payment of principal as follows: $50,000 due 1/8/02, $400,000 due 1/15/02, $212,500 due 2/15/02, $212,500 due 3/15/02 and $125,000 due 4/15/02. During the
years ended March 31, 2003 and 2002, the Company received payments of $875,000 and $125,000, respectively. In February 2002, the Company sold 600,000 shares of Series A preferred stock of Sutton Online, Inc. and 1,500 shares of common stock of the Company to the same shareholder for a note receivable in the amount of $300,000. The note required payments of $87,500 due 4/15/02 and $212,500 due 5/15/02. These amounts were paid during the year ended March 31, 2003.

Stock Warrants
--------------

In August and December 2001, the Company issued 712 warrants, along with common stock, in connection with the conversion of notes payable.

No warrants were exercised during the years ended March 31, 2003 and 2002. At March 31, 2003, warrants to purchase common stock were outstanding as follows:

                                     Number Outstanding
                                     And Exercisable at
            Expiration Date            March 31, 2002        Exercise Price
            ---------------            --------------        --------------

              May 3, 2004                   18,351              $  1,000


Accumulated Other Comprehensive Income
--------------------------------------

The cumulative balances included in other comprehensive income are as follows:

                           Foreign Currency                   Accumulated Other
                              Translation    Unrealized Gains  Comprehensive
                               Adjustment     On Securities       Income
                             -------------    -------------   -------------
Balances, March 31, 2001     $      17,960    $    (160,449)  $    (142,489)

  Change during the year            31,362          160,449         191,811
                             -------------    -------------   -------------

Balances, March 31, 2002            49,322               --          49,322

  Disposal of subsidiaries         (49,322)              --         (49,322)
                             -------------    -------------   -------------

Balances, March 31, 2003     $          --    $          --   $          --
                             =============    =============   =============

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
           (formerly Sutton Trading Solutions, Inc. and Subsidiaries)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)

NOTE 4 - INCOME TAXES

At March 31, 2003, the Company had an unused U.S. federal net operating loss carryforward of approximately $339,800 for income tax purposes, of which approximately $253,900 expires in 2021 and $85,900 expires in 2022. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. This net operating loss carryforward may result in future income tax benefits of approximately $115,500; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. The valuation allowance for deferred tax assets was increased by $29,200 and $86,300 during 2003 and 2002, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of March 31, 2003 and 2002 are as follows:

                                                     2003         2002
                                                  ---------    ---------

Deferred tax liabilities                          $      --    $      --
                                                  =========    =========

Deferred tax assets:

  U.S. net operating loss carryforwards           $ 115,500    $  86,300
    Valuation allowance for deferred tax assets    (115,500)     (86,300)
                                                  ---------    ---------

                                                  $      --    $      --
                                                  =========    =========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 14, 2003

                                       GLOBAL DIVERSIFIED ACQUISTION CORP.


                                       By: /s/ ANDREW J. KACIC
                                           -----------------------------------
                                           Name:  Andrew J. Kacic
                                           Title: Chairman and Chief Executive
                                                  Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                Title                         Date
---------                                -----                         ----

/s/ ANDREW J. KACIC                  Chairman, CEO                 July 14, 2003
--------------------                 and Director
Andrew J. Kacic


/s/ JOHN W. SHAFFER                  Director, CFO                 July 14, 2003
--------------------                 and Secretary
John W. Shaffer


/s/ RAYMOND A. BILLS                 Director                      July 14, 2003
--------------------
Raymond A. Bills

       CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C.
                                  SECTION 1350

         In connection with the accompanying Annual Report on Form 10-KSB of Global Diversified Acquisition Corp. for the period ended March 31, 2003, I, Andrew J. Kacic, Chairman and Chief Executive Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

         1. Such Annual Report on Form 10-KSB for the year ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in such Annual Report on Form 10-KSB for the year ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Global Diversified Acquisition Corp.

                                       GLOBAL DIVERSIFIED ACQUISITION CORP.


Dated: July 14, 2003                   By: /s/ ANDREW J. KACIC
                                           -----------------------------
                                           Andrew J. Kacic, Chairman and
                                           Chief Executive Officer

       CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
                                  SECTION 1350

         In connection with the accompanying Annual Report on Form 10-KSB of Global Diversified Acquisition Corp. for the period ended March 31, 2003, I, John W. Shaffer, Chief Financial Officer, hereby certifies pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

         3. Such Annual Report on Form 10-KSB for the year ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         4. The information contained in such Annual Report on Form 10-KSB for the year ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Global Diversified Acquisition Corp.

                                       GLOBAL DIVERSIFIED ACQUISITION CORP.


Dated: July 14, 2003                   By: /s/ JOHN W. SHAFFER
                                           -----------------------------
                                           John W. Shaffer
                                           Chief Financial Officer