Form 10QSB
period 2003-06-30
GLOBAL DIVERSIFIED ACQUISITION CORP
filed 2003-08-14
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        COMMISSION FILE NUMBER: 000-29331

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
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


               7025 E. First Avenue, Suite 5, Scotsdale, AZ 85251
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (480) 945-2232
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1), has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 10, 2003, the registrant had 118,018 shares of common stock outstanding.

                         SUTTON TRADING SOLUTIONS, INC.

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2003

                                      Index
                                                                           Page
                                                                          Number
                                                                          ------
PART I            FINANCIAL INFORMATION

Item 1            Balance Sheets at June 30, 2003 and
                  March 31, 2003 (unaudited for June 30, 2003 period) .........1

                  Statements of Operations for the three months ended
                  June 30, 2003 and 2002 (unaudited) ..........................2

                  Statements of Cash Flows for the three months
                  ended June 30, 2003 and 2002 (unaudited) ....................3

                  Notes to Financial Statements ...............................4

Item 2            Management's Discussion and Analysis or Plan of
                  Operation ...................................................8

Item 3            Controls and Procedures ....................................10

PART II

Item 1            Legal Proceedings ..........................................11
Item 2            Changes in Securities ......................................11
Item 3            Defaults Upon Senior Securities ............................11
Item 4            Submission of Matters to a Vote of Security Holders ........11
Item 5            Other Information ..........................................11
Item 6            Exhibits and Reports on Form 8 - K .........................11

Signature ....................................................................12

Certifications ...............................................................13

Exhibit 99.1 .................................................................15

Exhibit 99.2 .................................................................17

                                              PART I
                                       FINANCIAL INFORMATION

Item 1   Financial Statements

                               GLOBAL DIVERSIFIED ACQUISITION CORP.
                             (formerly Sutton Trading Solutions, Inc.)

                                          BALANCE SHEETS
                                          --------------


                                     ASSETS
                                     ------
                                                                                        March 31,
                                                                     June 30, 2003        2003
                                                                     -------------    -------------
                                                                      (Unaudited)       (Audited)

CURRENT ASSETS - Cash                                                $       3,204    $      26,087
                                                                     =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES - Accounts payable                               $      46,391    $      59,250
                                                                     =============    =============

SHAREHOLDERS' EQUITY (Note 3):
  Common stock, $.001 par value, 100,000,000 shares authorized,
    118,018 and 59,393 shares issued and outstanding, respectively             118              118
  Additional paid-in capital                                             9,764,455        9,764,455
  Deficit                                                               (9,807,760)      (9,797,736)
                                                                     -------------    -------------

        Total shareholders' equity                                         (43,187)         (33,163)
                                                                     -------------    -------------

                                                                     $       3,204    $      26,087
                                                                     =============    =============


         The accompanying notes are an integral part of these statements

                          GLOBAL DIVERSIFIED ACQUISITION CORP.
                        (formerly Sutton Trading Solutions, Inc.)

                                STATEMENTS OF OPERATIONS
                                ------------------------


                                                                Three Months Ended
                                                                     June 30,

                                                              2003             2002
                                                          -------------    -------------
                                                           (Unaudited)     (As Restated)


REVENUE                                                   $          --    $          --
                                                          -------------    -------------


EXPENSES:
  Service fees (Note 3)                                              --               --
  Professional fees                                              10,000           18,690
  General and administrative expenses                                --           18,161
                                                          -------------    -------------

    Total operating expenses                                    (10,000)         (36 851)

OTHER EXPENSE:
  Interest expense                                                  (24)              --
                                                          -------------    -------------

    Net income (loss) from continuing operations                (10,024)         (36,851)
                                                          -------------    -------------

DISCONTINUED OPERATIONS (Note 2):
  Net loss from operations of discontinued subsidiaries              --       (2,455,582)
  Loss on sale of subsidiaries                                       --               --
                                                          -------------    -------------

    Net loss from discontinued operations                            --       (2,455,582)
                                                          -------------    -------------

NET LOSS                                                  $     (10,024)   $  (2,492,433)
                                                          =============    =============


BASIC AND DILUTED LOSS PER COMMON SHARE:
  Net loss from continuing operations                     $       (0.08)   $       (0.62)
  Discontinued operations                                            --           (41.29)
                                                          -------------    -------------
  Net loss                                                $       (0.08)   $      (41.91)
                                                          =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING                             118,018           59,467
                                                          =============    =============


         The accompanying notes are an integral part of these statements

                        GLOBAL DIVERSIFIED ACQUISITION CORP.
                      (formerly Sutton Trading Solutions, Inc.)

                              STATEMENTS OF CASH FLOWS
                              ------------------------


                                                    Three Months Ended
                                                         June 30,
                                                           2003             2002
                                                       -------------    -------------
                                                        (Unaudited)     (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $     (10,024)   $  (2,492,433)
  Net loss from discontinued operations                           --        2,455,582
                                                       -------------    -------------
  Net loss from continuing operations                        (10,024)         (36,851)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Reversal of common stock issued for services                 --         (275,000)
     Increase (decrease) in accounts payable                 (12,859)          16,540
     Decrease in prepaid expenses                                 --          160,417
                                                       -------------    -------------
         Net cash used in continuing operations              (22,883)         (98,043)
         Net cash used in discontinued operations                 --         (360,022)
                                                       -------------    -------------
           Net cash used in operating activities             (22,883)        (494,916)
                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments received on note receivable                            --          425,000
  Issuance of common stock                                        --               --
                                                       -------------    -------------
           Net cash provided by financing activities              --          425,000
                                                       -------------    -------------

NET (DECREASE) IN CASH                                       (23,883)         (69,916)

CASH, beginning of period                                     26,087           60,864
                                                       -------------    -------------

CASH, end of period                                    $       3,204            9,052
                                                       =============    =============


         The accompanying notes are an integral part of these statements

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

On July 2, 2002, Sutton Data Services sro ("SDS"), Sutton's wholly-owned subsidiary in the Czech Republic, filed for bankruptcy protection because it was unable to meet its obligations and the Company was unable to provide the necessary funding. In addition, Sutton, the Company's principal subsidiary, substantially terminated its work force in an effort to conserve cash. Subsequently, the Company discontinued all operations, and in February 2003, sold Sutton to an unrelated party. As a result of these transactions, the remaining company does not have any operations, except for seeking potential merger candidates. Accordingly, the 2002 financial statements included in the Report have been restated to reflect the discontinuance of operations and sale of Sutton. In April 2003, the Company changed its name to Global Diversified Acquisition Corp.

The accompanying financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the balance sheet as of June 30, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's fiscal 2003 audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

Stock Split
-----------

On April 24, 2003, the Company effected a 1 for 400 reverse stock split whereby each 400 shares then outstanding were exchanged for one newly issued share. All references to shares and share prices have been adjusted to reflect the stock split on a retroactive basis.

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

Stock Option Plan
-----------------

In February 2001, the Company approved the 2001 Employee Stock Compensation Plan (the "Plan"). In April 2003, the Plan was amended so that the maximum number of shares of common stock that may be granted by the Company under the Plan is 5,010,000 shares during the period of the Plan, however, no awards may be made that would bring the total of all outstanding Plan shares under the Plan to more than 20% of the total number of shares of common stock of the Company at the time outstanding. As of March 31, 2003, no awards were outstanding under the Plan.

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

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Lived Assets to Be Disposed Of". This statement removes

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

goodwill from the scope of SFAS 121, and requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS 142 did not have a material effect on the Company's financial position or results of operations.

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

Item 2   Management's Discussion and Analysis or Plan of Operation.

Overview
--------

         The Company commenced operations in May 1999, initially focusing on providing direct access software developed by others to retail clients to effect securities transactions online. In November 1999, the Company transitioned to become an application service provider (ASP) of its proprietary platform, GlobalDAT (TM). Through its Sutton Online, Inc. ("Sutton") subsidiary, the Company provided until July 2002, individuals, broker-dealers, and other financial institutions with direct access to global markets via stock exchanges, market participants, and electronic communication networks (ECNs) through a seamless and simple Internet interface.

         The Company offered two principal software solutions: SONIC 2000 (TM), a third party US direct access trading platform, and GlobalDAT(TM) (Global Direct Access Trading), a proprietary global direct access trading. The Company offered these products in the role of an ASP, allowing business-to-business
(B2B) clients to outsource much of their transaction infrastructure on a cost-effective basis, maximizing clients "hard" and "soft" dollar return on investment. The Company's wholly owned subsidiary, Sutton Data Services, s.r.o. ("SDS") was was the Company's Prague based software developer that created and maintained the GlobalDAT (TM) platform and was further engaged in providing specialized custom solutions for B2B clients.

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

         In July 2002, due to a lack of resources, the Company's wholly, SDS, filed for bankruptcy protection and Sutton terminated all of its operations and employees. In addition, the company began depleting its cash reserves and liquidating its assets in order to satisfy its liabilities.

         In February, 2003, the Company sold 23,500,000 shares of its common stock, representing approximately 49% of the Company's total issued and outstanding common stock after giving effect to such sale, to Corporate Communications Network, Inc., a non-affiliated party owned by Stephen Kerr, for an aggregate consideration of $23,500 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Also in February, 2003, the Company sold all of the issued and outstanding common stock of its subsidiary, Sutton Online, Inc., to Link Investment Holdings Inc. Limited, a non-affiliated party, for an aggregate consideration of $2,500. The Company has used the proceeds of these transactions to satisfy certain of its past obligations, as well as to fund its current expenses that consist primarily of professional fees associated with being a reporting issuer under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         On April 23, the Company changed its corporate name to Global Diversified Acquisition Corp. to reflect that the Company has no operations and, as more fully described below, its principal activity is to seek a business combination with one or more as yet unidentified privately held businesses.

         On April 24, 2003, the Company effected a reverse split of its outstanding common stock such that each 400 shares of its common stock, par value $.001 per share, outstanding on such date were deemed to be one share of its common stock, par value $.001 per share. Unless otherwise indicated, all share and per share data included hereinafter gives effect to such reverse stock split as well as the 100 for one reverse stock split effected on February 13, 2001.

         The financial statements for the three months ended June 30, 2002 included elsewhere in this Report have been restated to reflect the discontinuance of the Company's operating subsidiary, Sutton, and the sale of such subsidiary.

Results of Operations
---------------------

         During the three months ended June 30, 2003, the Company was inactive, had no revenue and incurred fees and expenses of $10,024 related primarily for attorneys and accountants.

         Prior to July 2002, the operations of Sutton and the Company's other subsidiaries constituted substantially all of the Company's operations. In view of the filing of a bankruptcy petition by SDS, the Company's decision to terminate Sutton's operations and the sale of Sutton, management believes that revenue comparisons with the prior periods are not relevant.

Liquidity and Capital Resources
-------------------------------

         At June 30, 2003, the Company had $3,204 in cash and trade accounts payable in the amount of $46,391. The Company is negotiating with its vendors to reduce the balances on these accounts.

         As of July 31, 2003, the Company's principal source of liquidity consisted of cash of approximately $1,425. The Company has no commitments for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company and maintenance of its insurance coverage, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. The Company expects no significant operating costs other than insurance expenses and professional fees payable to attorneys and accountants.

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



                                       GLOBAL DIVERSIFIED ACQUISITION CORP.



Dated: August 14, 2003                 By: /s/ ANDREW J. KACIC
                                           -------------------------------------
                                           Andrew J. Kacic
                                           Chief Executive Officer and President

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the accompanying Quarterly Report on Form 10-QSB of Global Diversified Acquisition Corp. for the three months ended June 30, 2003, I, Andrew J. Kacic, Chief Executive Officer of Global diversified Acquisition Corp., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

                  (1) such Quarterly Report on Form 10-QSB for the three months ended June 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) the information contained in such Quarterly Report on Form 10-QSB for the three months ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Global Diversified Acquisition Corp.



                                       /s/ ANDREW J. KACIC
                                       -----------------------
                                       Andrew J. Kacic
                                       Chief Executive Officer


August 14, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the accompanying Quarterly Report on Form 10-QSB of Global Diversified Acquisition Corp. for the three months ended June 30, 2003, I, John W. Shaffer, Chief Financial Officer of Global Diversified Acquisition Corp., do hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

                  (1) such Quarterly Report on Form 10-QSB for the three months ended June 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) the information contained in such Quarterly Report on Form 10-QSB for the three months ended June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Global Diversified Acquisition Corp.



                                       /s/ JOHN W. SHAFFER
                                       -----------------------
                                       John W. Shaffer
                                       Chief Financial Officer


August 14, 2003