Form 10QSB
period 2003-09-30
GLOBAL DIVERSIFIED ACQUISITION CORP
filed 2003-11-13
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 30, 2003, the registrant had 118,018 shares of common stock outstanding.

                      GLOBAL DIVERSIFIED ACQUISITION CORP.

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2003

                                      Index
                                                                           Page
                                                                          Number
PART I              FINANCIAL INFORMATION

Item 1         Balance Sheets as of September 30, 2003 and
               March 31, 2003 (unaudited for September 30, 2003 period)       3

               Statements of Operations for the three months ended
               September 30, 2003 and 2002 (unaudited)                        4

               Statements of Operations for the six months ended
               September 30, 2003 and 2002 (unaudited)                        5

               Statements of Cash Flows for the three months
               ended September 30, 2003 and 2002 (unaudited)                  6

               Notes to Financial Statements                                  7

Item 2         Management's Discussion and Analysis or Plan of Operation     10

Item 3         Controls and Procedures                                       11

PART II

Item 1         Legal Proceedings                                             12
Item 2         Changes in Securities                                         12
Item 3         Defaults Upon Senior Securities                               12
Item 4         Submission of Matters to a Vote of Security Holders           12
Item 5         Other Information                                             12
Item 6         Exhibits and Reports on Form 8 - K                            12
Signature                                                                    13
Certifications                                                               14
Exhibit 99.1                                                                 16
Exhibit 99.2                                                                 17

                                     PART I
                              FINANCIAL INFORMATION

Item 1   Financial Statements

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                                 BALANCE SHEETS
                                 --------------

                         ASSETS
                         ------
                                                                       September 30,    March 31,
                                                                           2003           2003
                                                                        -----------    -----------
                                                                        (Unaudited)     (Audited)
CURRENT ASSETS-Cash                                                     $     1,409    $    26,087
                                                                        ===========    ===========


          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES-Accounts payable                                    $    64,891    $    59,250
                                                                        ===========    ===========

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized,
      118,018 and 118,018 shares issued and outstanding, respectively           118            118
  Additional paid-in capital                                              9,764,455      9,764,455
  Deficit                                                                (9,828,055)    (9,797,736)
                                                                        -----------    -----------
           Total shareholders' equity                                       (63,481)       (33,163)
                                                                        -----------    -----------

                                                                        $     1,409    $    26,087
                                                                        ===========    ===========

The accompanying notes are an integral part of these statements

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                Three Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
                                                            (Unaudited)    (As Restated)

REVENUE                                                    $         --    $         --
                                                           ------------    ------------


EXPENSES:
  Service fees                                                       --              --
  Professional fees                                              20,271          11,263
  General and administrative expenses                                --           5,641
                                                           ------------    ------------

     Total operating expenses                                   (20,271)        (16,904)


OTHER EXPENSE:
  Interest expense                                                  (24)             --
                                                           ------------    ------------

     Net income (loss) from continuing operations               (20,295)        (16,904)
                                                           ------------    ------------

DISCONTINUED OPERATIONS:
   Net loss from operations of discontinued subsidiaries             --         (56,178)
   Loss on sale of subsidiaries                                      --              --
                                                           ------------    ------------

     Net loss from discontinued operations                           --         (56,178)
                                                           ------------    ------------

NET LOSS                                                   $    (20,295)   $    (73,082)
                                                           ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss from continuing operations                    $      (0.17)   $      (0.29)
    Discontinued operations                                          --           (0.95)
                                                           ------------    ------------
    Net loss                                               $      (0.17)   $      (1.24)
                                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                             188,018          59,143
                                                           ============    ============

The accompanying notes are an integral part of these statements

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                Six Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2003           2002
                                                           -----------    -----------
                                                           (Unaudited)   (As Restated)

REVENUE                                                    $        --    $        --
                                                           -----------    -----------


EXPENSES:
  Service fees                                                      --             --
  Professional fees                                             30,271         29,953
  General and administrative expenses                               --         23,802
                                                           -----------    -----------

     Total operating expenses                                  (30,271)       (53,755)

OTHER EXPENSE:
  Interest expense                                                 (48)            --
                                                           -----------    -----------

     Net income (loss) from continuing operations              (30,319)       (53,755)
                                                           -----------    -----------

DISCONTINUED OPERATIONS:
   Net loss from operations of discontinued subsidiaries            --     (2,511,760)
   Loss on sale of subsidiaries                                     --             --
                                                           -----------    -----------

     Net loss from discontinued operations                          --     (2,511,760)
                                                           -----------    -----------

NET LOSS                                                   $   (30,319)   $(2,565,515)
                                                           ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss from continuing operations                    $     (0.26)   $     (0.91)
    Discontinued operations                                         --         (42.47)
                                                           -----------    -----------
    Net loss                                               $     (0.26)   $    (43.38)
                                                           ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                            118,018         59,143
                                                           ===========    ===========

The accompanying notes are an integral part of these statements

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                  Six Months Ended
                                                                    September 30,
                                                             --------------------------
                                                                2003           2002
                                                             -----------    -----------
                                                             (Unaudited)   (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (30,319)   $(2,565,515)
  Net loss from discontinued operations                               --      2,511,760
                                                             -----------    -----------
  Net loss from continuing operations                            (30,319)       (53,755)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Reversal of common stock issued for services                     --       (275,000)
     Increase in accounts payable                                  5,641          6,247
     Decrease in prepaid expenses                                     --        160,417
                                                             -----------    -----------
               Net cash used in continuing operations              5,641       (108,336)
               Net cash used in discontinued operations               --       (320,918)
                                                             -----------    -----------
                   Net cash used in operating activities         (24,678)      (483,009)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments received on note receivable                                --        425,000
  Issuance of common stock                                            --             --
                                                             -----------    -----------
                 Net cash provided by financing activities            --        425,000
                                                             -----------    -----------

NET DECREASE IN CASH                                             (24,678)       (58,009)

CASH, beginning of period                                         26,087         60,864
                                                             -----------    -----------

CASH, end of period                                          $     1,409    $     2,855
                                                             ===========    ===========

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

The accompanying financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the balance sheet as of September 30, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's fiscal 2003 audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)


NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Fair Value of Financial Instruments
-----------------------------------

Financial instruments, including cash, other assets and accounts payable, are carried at amounts that approximate fair value due to the short-term nature of those instruments.

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

Stock Option Plan
-----------------

In February 2001, the Company approved the 2001 Employee Stock Compensation Plan (the "Plan"). In April 2003, the Plan was amended so that the maximum number of shares of common stock that may be granted by the Company under the Plan is 5,010,000 shares during the period of the Plan, however, no awards may be made that would bring the total of all outstanding Plan shares under the Plan to more than 20% of the total number of shares of common stock of the Company at the time outstanding. In 2001, awards of 10,000 shares were made under the Plan. Accordingly, as of September 30, 2003, that there remains 5,000,000 shares available for awards under the Plan.

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

Recent Accounting Pronouncements (continued)
--------------------------------

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

         The financial statements for the three and six months ended September 30, 2002 included elsewhere in this Report have been restated to reflect the discontinuance of the Company's operating subsidiary, Sutton, and the sale of such subsidiary.

Results of Operations
---------------------

         During the six months ended September 30, 2003, the Company was inactive, had no revenue and incurred fees and expenses of $30,271 related primarily for attorneys and accountants.

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

Liquidity and Capital Resources
-------------------------------

         At September 30, 2003, the Company had $1,409 in cash and trade accounts payable in the amount of $64,891. The Company is negotiating with its vendors to reduce the balances on these accounts.

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



                                       GLOBAL DIVERSIFIED ACQUISITION CORP.



Dated:  November 13, 2003              By: /s/ ANDREW J. KACIC
                                           -------------------------------------
                                           Andrew J. Kacic
                                           Chief Executive Officer and President

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the accompanying Quarterly Report on Form 10-QSB of Global Diversified Acquisition Corp. for the six months ended September 30, 2003, I, Andrew J. Kacic, Chief Executive Officer of Global diversified Acquisition Corp., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:


         (1) such Quarterly Report on Form 10-QSB for the six months ended September 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


         (2) the information contained in such Quarterly Report on Form 10-QSB for the six months ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Global Diversified Acquisition Corp.




                                        /s/ ANDREW J. KACIC
                                        ---------------------------------
                                        Andrew J. Kacic
                                        Chief Executive Officer


November 13, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350


         In connection with the accompanying Quarterly Report on Form 10-QSB of Global Diversified Acquisition Corp. for the six months ended September 30, 2003, I, John W. Shaffer, Chief Financial Officer of Global Diversified Acquisition Corp., do hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:


         (1) such Quarterly Report on Form 10-QSB for the six months ended June 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


         (2) the information contained in such Quarterly Report on Form 10-QSB for the six months ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Global Diversified Acquisition Corp.




                                        /s/ JOHN W. SHAFFER
                                        ------------------------------
                                        John W. Shaffer
                                        Chief Financial Officer


August 13, 2003