Form 10QSB
period 2003-12-31
GLOBAL DIVERSIFIED ACQUISITION CORP
filed 2004-02-17
CIK 1043105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       Or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        COMMISSION FILE NUMBER: 000-29331

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


                  NEVADA                                    76-0270295
       (State or Other Jurisdiction                       (IRS Employer
     ---------------------------------                 -------------------
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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 16, 2004, the registrant had 318,018 shares of common stock outstanding.

                         SUTTON TRADING SOLUTIONS, INC.

                                   FORM 10-QSB
                     For the Quarter Ended December 31, 2003

                                      Index
                                                                            Page
                                                                          Number

PART I              FINANCIAL INFORMATION

Item 1              Balance Sheets as of December 31, 2003 and
                    March 31, 2003 (unaudited for December 31, 2003 period)   1

                    Statements of Operations for the three months ended
                    December 31, 2003 and 2002 (unaudited)                    2

                    Statements of Operations for the nine months ended
                    December 31, 2003 and 2002 (unaudited)                    3

                    Statements of Cash Flows for the nine months
                    ended December 31, 2003 and 2002 (unaudited)              4

                    Notes to Financial Statements                             5

Item 2              Management's Discussion and Analysis or Plan of
                    Operation                                                 8

Item 3              Controls and Procedures                                  10

PART II

Item 1              Legal Proceedings                                        11
Item 2              Changes in Securities                                    11
Item 3              Defaults Upon Senior Securities                          11
Item 4              Submission of Matters to a Vote of Security Holders      11
Item 5              Other Information                                        11
Item 6              Exhibits and Reports on Form 8 - K                       11
Signature                                                                    12
Certifications                                                               13
Exhibit 99.1                                                                 15
Exhibit 99.2                                                                 17

                                     PART I
                              FINANCIAL INFORMATION
Item 1     Financial Statements

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                                 BALANCE SHEETS
                                 --------------


                                     ASSETS
                                     ------
                                                                       December 31,     March 31,
                                                                           2003           2003
                                                                        -----------    -----------
                                                                        (Unaudited)     (Audited)
CURRENT ASSETS-Cash                                                     $       904    $    26,087
                                                                        ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES-Accounts payable                                    $    79,891    $    59,250
                                                                        ===========    ===========


SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares authorized,
      118,018 and 118,018 shares issued and outstanding, respectively           118            118
  Additional paid-in capital                                              9,764,455      9,764,455
  Deficit                                                                (9,843,560)    (9,797,736)
                                                                        -----------    -----------

           Total shareholders' equity                                       (78,987)       (33,163)
                                                                        -----------    -----------

                                                                        $       904         26,087
                                                                        ===========    ===========

The accompanying notes are an integral part of these statements

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                              Three Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              2003           2002
                                                           -----------    -----------
                                                           (Unaudited)   (As Restated)

REVENUE                                                    $        --    $        --
                                                           -----------    -----------


EXPENSES:
  Service fees                                                      --             --
  Professional fees                                             15,481             --
  General and administrative expenses                               --          4,782
                                                           -----------    -----------

     Total operating expenses                                   15,481          4,782


OTHER EXPENSE:
  Interest expense                                                  24             --
                                                           -----------    -----------

     Net loss from continuing operations                       (15,505)        (4,782)
                                                           -----------    -----------

DISCONTINUED OPERATIONS:
   Net loss from operations of discontinued subsidiaries            --             --
   Loss on sale of subsidiaries                                     --             --
                                                           -----------    -----------

     Net loss from discontinued operations                          --             --
                                                           -----------    -----------

NET LOSS                                                   $   (15,505)   $    (4,782)
                                                           ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss from continuing operations                    $     (0.13)   $     (0.08)
    Discontinued operations                                         --             --
                                                           -----------    -----------
    Net loss                                               $     (0.13)         (0.08)
                                                           ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                            118,018         59,143
                                                           ===========    ===========

The accompanying notes are an integral part of these statements

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                               Nine Months Ended
                                                                  December 31,
                                                           --------------------------
                                                              2003           2002
                                                           -----------    -----------
                                                           (Unaudited)   (As Restated)

REVENUE                                                    $        --    $        --
                                                           -----------    -----------


EXPENSES:
  Service fees                                                      --             --
  Professional fees                                             45,752         29,953
  General and administrative expenses                               --         28,584
                                                           -----------    -----------

     Total operating expenses                                   45,752         58,537

OTHER EXPENSE:
  Interest expense                                                  72         12,000
                                                           -----------    -----------

     Net income (loss) from continuing operations              (45,824)       (70,537)
                                                           -----------    -----------

DISCONTINUED OPERATIONS:
   Net loss from operations of discontinued subsidiaries            --     (2,499,760)
   Loss on sale of subsidiaries                                     --             --
                                                           -----------    -----------

     Net loss from discontinued operations                          --     (2,499,760)
                                                           -----------    -----------

NET LOSS                                                   $   (45,824)    (2,570,297)
                                                           ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Net loss from continuing operations                    $     (0.39)   $     (1.19)
    Discontinued operations                                         --         (42.27)
                                                           -----------    -----------

    Net loss                                               $     (0.39)   $    (43.46)
                                                           ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                            118,018         59,143
                                                           ===========    ===========

The accompanying notes are an integral part of these statements

                      GLOBAL DIVERSIFIED ACQUISITION CORP.
                    (formerly Sutton Trading Solutions, Inc.)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                 Nine Months Ended
                                                                    December 31,
                                                             --------------------------
                                                                2003           2002
                                                             -----------    -----------
                                                             (Unaudited)   (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (45,824)   $(2,570,297)
  Net loss from discontinued operations                               --      2,499,760
                                                             -----------    -----------
  Net loss from continuing operations                            (45,824)       (70,537)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Reversal of common stock issued for services                     --       (275,000)
     Increase in accounts payable                                 20,641          6,247
     Decrease in prepaid expenses                                     --        160,417
                                                             -----------    -----------
               Net cash used in continuing operations             20,641       (108,336)
               Net cash used in discontinued operations               --       (304,422)
                                                             -----------    -----------
                   Net cash used in operating activities         (25,183)      (483,295)
                                                             -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments received on note receivable                                --        425,000
  Issuance of common stock                                            --             --
                                                             -----------    -----------
                 Net cash provided by financing activities            --        425,000
                                                             -----------    -----------

NET DECREASE IN CASH                                             (25,183)       (58,295)

CASH, beginning of period                                         26,087         60,864
                                                             -----------    -----------

CASH, end of period                                          $       904    $     2,569
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

The accompanying financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the balance sheet as of December 31, 2003, and the related statements of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's fiscal 2003 audited financial statements and the related notes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

Stock Option Plan
-----------------

In February 2001, the Company approved the 2001 Employee Stock Compensation Plan (the "Plan"). In April 2003, the Plan was amended so that the maximum number of shares of common stock that may be granted by the Company under the Plan is 5,010,000 shares during the period of the Plan, however, no awards may be made that would bring the total of all outstanding Plan shares under the Plan to more than 20% of the total number of shares of common stock of the Company at the time outstanding. As of September 30, 2003, no awards were outstanding under the Plan.

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

NOTE 2.  SUBSEQUENT EVENT

On February 12, 2004, the Company sold to its principal shareholder, Corporate Communications, Inc. ("CCN"), a unit consisting of 200,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), and a warrant exercisable for a period of five years to purchase an additional 200,000 shares of Common Stock at a exercise price of $.001 per share, for an aggregate consideration of $65,000, of which $25,000 had been loaned to the Company in January 2004. As a result of such sale, CCN owns an aggregate of 262, 576 shares of Common Stock (excluding 200,000 issuable upon exercise of the warrant but including 3,760 shares owned by an affiliate) representing approximately 83% of the total issued and outstanding shares of Common Stock as of the date of this report.

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

         In July 2002, due to a lack of resources, the Company's wholly owned subsidiary, SDS, filed for bankruptcy protection and Sutton terminated all of its operations and employees. In addition, the company began depleting its cash reserves and liquidating its assets in order to satisfy its liabilities.

         In February, 2003, the Company sold 23,500,000 shares of its common stock, representing approximately 49% of the Company's total issued and outstanding common stock after giving effect to such sale, to Corporate Communications Network, Inc., a non-affiliated party owned by Stephen Kerr ("CCN"), for an aggregate consideration of $23,500 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Also in February, 2003, the Company sold all of the issued and outstanding common stock of its subsidiary, Sutton Online, Inc., to Link Investment Holdings Inc. Limited, a non-affiliated party, for an aggregate consideration of $2,500. The Company has used the proceeds of these transactions to satisfy certain of its past obligations, as well as to fund its current expenses that consist primarily of professional fees associated with being a reporting issuer under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

         On February 12, 2004, the Company sold the Company sold to CCN a unit consisting of 200,000 shares of Common Stock and a warrant exercisable for a period of five years to purchase an additional 200,000 shares of Common Stock at a exercise price of $.001 per share, for an aggregate consideration of $65,000, of which $25,000 had been loaned by CCN to the Company in January 2004. As a result of such sale, CCN owns an aggregate of 262,576 shares of Common Stock

(excluding 200,000 issuable upon exercise of the warrant but including 3,760 shares owned by an affiliate) representing approximately 83% of the total issued and outstanding shares of Common Stock as of the date of this report. The sale was effected pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

         The financial statements for the three and nine months ended December 31, 2002 included elsewhere in this Report have been restated to reflect the discontinuance of the Company's operating subsidiary, Sutton, and the sale of such subsidiary.

Results of Operations
---------------------

          During the nine months ended December 31, 2003, the Company was inactive, had no revenue and incurred fees and expenses of $45,824 related primarily for attorneys and accountants.

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

Liquidity and Capital Resources
-------------------------------

            At December 31, 2003, the Company had $904 in cash and trade accounts payable in the amount of $79,891. The Company is negotiating with its vendors to reduce the balances on these accounts. As of February 13, 2004, the Company had $40,000 in cash.

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

            The Company is seeking to enter into a business combination with one or more as yet unidentified privately held businesses and is in an advanced stage of negotiations with one such business. No assurance can be given, however, that such negotiations will result in the consummation of a business combination transaction . The Company does not anticipate that funding will be necessary in order to complete a proposed combination, except possibly for fees and costs of the Company's professional advisers. Accordingly, there are no plans to raise capital to finance any business combination, nor does management believe that any combination candidate will expect cash from the Company. The Company hopes to require the candidate companies to deposit with the Company an advance that the Company can use to defray professional fees and costs and travel, lodging and other due diligence costs of management. Otherwise, management would have to advance such costs out of their own pockets, and there is no assurance that they will advance such costs.

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



                                     GLOBAL DIVERSIFIED ACQUISITION CORP.



Dated:  February 16, 2004            By: /s/ ANDREW J. KACIC
                                         ---------------------------------------
                                         Andrew J. Kacic
                                         Chief Executive Officer and President

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the accompanying Quarterly Report on Form 10-QSB of Global Diversified Acquisition Corp. for the three months ended June 30, 2003, I, Andrew J. Kacic, Chief Executive Officer of Global diversified Acquisition Corp., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

                  (1) such Quarterly Report on Form 10-QSB for the three months ended December 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) the information contained in such Quarterly Report on Form 10-QSB for the three months ended December 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Global Diversified Acquisition Corp.

                                    /s/ ANDREW J. KACIC
                                    ----------------------------
                                    Andrew J. Kacic
                                    Chief Executive Officer


February 16, 2004

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the accompanying Quarterly Report on Form 10-QSB of Global Diversified Acquisition Corp. for the three months ended June 30, 2003, I, John W. Shaffer, Chief Financial Officer of Global Diversified Acquisition Corp., do hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

                  (1) such Quarterly Report on Form 10-QSB for the three months ended December 31, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) the information contained in such Quarterly Report on Form 10-QSB for the three months ended December 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Global Diversified Acquisition Corp.

                                    /s/ JOHN W. SHAFFER
                                    --------------------------------
                                    John W. Shaffer
                                    Chief Financial Officer


February 16, 2004