Form 10KSB
period 2004-03-31
MAILKEY CORP
filed 2004-07-14
CIK 1043105

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended ______________.

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the transition period from JANUARY 1, 2004 to MARCH 31, 2004.


                        Commission File Number 000-29331

                               MAILKEY CORPORATION
         ---------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                 76-0270295
----------------------------------------  --------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification Number)
   incorporation of organization)

       130 Shaftesbury Avenue
          London, England                              W1D 5EU
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

                               011-44-2070-310821
         ---------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Exchange on which Registered
        -------------------            ------------------------------------
               None                                  None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common stock, $.001 par value per share

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year:      -0-    .
                                                                -------------

        The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock as reported on the OTC Bulletin Board on July 9, 2004, was $2.20.

        As of July 9, 2004, 29,355,251 shares of the registrant's common stock were outstanding.

        Transitional Small Business Disclosure Format (check one):

        Yes     No  X
            ---    ---


                       DOCUMENTS INCORPORATED BY REFERENCE

        None.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This prospectus contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this prospectus, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to fund future growth and implement our business strategy; our ability to integrate the operations of any businesses we may acquire; our ability to attract and retain customers and qualified personnel; our dependence on a small number of customers for revenue; customer acceptance and satisfaction with our electronic messaging security solutions; anticipated product enhancements and releases; defects in our products and services; legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; forecasts of Internet usage and the growth and acceptance of the anti-spam and antivirus industry; rapid technological changes in the anti-spam and antivirus industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as any other factors set forth under the caption "Risk Factors" and "Plan of Operation" under Item 1 of this report.

        All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

        Unless otherwise indicated or the context otherwise requires, all references to "MailKey," the "Company," "we," "us" or "our" and similar terms refer to MailKey Corporation and its subsidiaries.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

        We were formed on July 19, 1996, as a Nevada corporation.

        On August 8, 2001, we entered the online trading solutions market by acquiring Sutton Online, Inc., a Delaware corporation and an application service provider providing online trading solutions to individuals, broker dealers and financial institutions worldwide. In February 2003, we sold Sutton Online, Inc. and changed our business plan to that of seeking to enter into a business combination with one or more privately-held operating companies.

        On March 25, 2004 (the "Effective Time"), pursuant to an Agreement and Plan of Merger, dated February 20, 2004, by and among us, G.D. Acquisition Corp., a Delaware corporation and our then wholly-owned subsidiary, MK Secure Solutions Limited, a British Virgin Islands private limited company, and Westvale Consultants Limited, a principal shareholder of MailKey, as amended by a First Amendment to Agreement and Plan of Merger, dated March 23, 2004, by and among us, G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consultants, Ltd., G.D. Acquisition Corp. was merged with and into MK Secure Solutions Limited, with MK Secure Solutions Limited remaining as the surviving entity and becoming our wholly-owned subsidiary.

        At the Effective Time: (i) we issued 26,246,000 shares of its common stock to the holders of MK Secure Solutions Limited's capital stock, representing approximately ninety-four percent (94%) of the then issued and outstanding shares of common stock on a fully diluted basis, (ii) received a letter of resignation from Andrew J. Kacic as a member of its board of directors, which resignation became effective at 12:00 noon eastern standard time on March 26, 2004, (iii) appointed Graham Norton-Standen and Tim Dean-Smith to serve as two of our directors, which appointments became effective at the Effective Time, and (iv) received letters of resignation from John W. Shaffer and Raymond J. Bills, constituting all of the remaining members of our Board of Directors as it existed immediately prior to the Effective Time, which resignations became effective on or about June 3, 2004.

        As a result of our acquisition of MK Secure Solutions Limited, we entered the electronic messaging and business solutions security market, and on April 14, 2004, we changed our name from "Global Diversified Acquisition Corp." to "MailKey Corporation" to more accurately reflect our current business activities.

OVERVIEW

        We intend to become a leading messaging security solutions provider focused on the provision of business solutions by continuing to develop and adapt our own products and by entering into strategic acquisitions and partnerships.

        We are developing a software platform designed to have anti-spam, anti-virus and related messaging security capabilities to help protect organizations' email and electronic messaging infrastructure by identifying and disposing of unwanted or malicious messages while accurately allowing delivery of legitimate messages. Our software is being designed so that it can be installed at the server level and provide administration, customization and policy management capabilities. As a result, we intend to be able to provide organizations with a more secure and improved messaging environment, allowing them to realize workforce productivity gains and more efficiently utilize their technology infrastructure.

        We intend to market our products and services through a combination of indirect sales channels, including distributors, resellers, business outsourcing and hosted service providers, large global systems integrators, original equipment manufacturers and appliance vendors, as well as through the efforts of a direct sales force. We are designing our software to ultimately be capable of supporting numerous hardware configurations, operating systems and messaging applications and infrastructure, and to be deliverable as stand-alone software, as an integrated part of the appliance solutions of distribution partners, or as a hosted service.

INDUSTRY BACKGROUND

        As a highly flexible network capable of carrying almost any type of digital traffic, the Internet continues to evolve as a critical business tool and an important communications and commerce platform for organizations worldwide. As part of their overall business strategies, many organizations are using the Internet to utilize business applications that are accessed over their corporate networks. Companies utilize the Internet to optimize their extended supply chains, automate their sales forces, track shipments and communicate with employees, customers, partners and suppliers. Due to the efficiencies, cost-savings and competitive advantages that can be gained by leveraging the Internet, many businesses are continuing to build out their computer networks and information technology infrastructure. In order to accommodate a significant number of simultaneous users and the increasing volume of data transfer associated with enterprise Internet use, many organizations continue to make substantial investments in wide-bandwidth connections such as dedicated T-1 lines, enabling high-speed Internet access.

        The Internet has also become a highly popular consumer medium for communication, entertainment, information and commerce. International Data Corporation, a market research firm ("IDC"), has projected that the number of corporate Internet users worldwide will grow to more than 449 million in 2006. This rapid adoption of the Internet has been accompanied by remarkable growth in the number of consumer-oriented content and commerce websites and by an expanding assortment of web-based consumer services and applications. Internet users today have the ability to communicate through e-mail and instant messaging, retrieve news and information from numerous Internet sources, download music, movies and other high-bandwidth content, share files over peer-to-peer networks, make online purchases of goods and services ranging from books to airline tickets, and generally access a broad range of non-business content and commerce websites. As the rapid evolution of Internet technology and web content continues, the amount and types of data, as well as the way people access it, has increased, creating growing challenges for employers.

EMERGENCE OF ELECTRONIC MESSAGING AS A MISSION CRITICAL BUSINESS APPLICATION

        The use of electronic messaging has become a ubiquitous communication tool and a mission critical application for the conduct of business. According to estimates by IDC, by 2007, the number of worldwide email boxes will be 1.6 billion and the number of person-to-person email messages sent worldwide will be more than 9.1 trillion. In addition to email, a wide variety of other forms of electronic messaging have emerged and are increasingly embraced by businesses, including instant messaging and Short Messaging Service ("SMS"), and short text messaging through mobile phones, two-way pagers, personal digital assistants and other mobile devices. While electronic messaging and collaboration applications provide significant functionality and efficiencies, they also expose organizations to spam, viruses, the transmissions of malicious or inappropriate content, and the unauthorized distribution of confidential information. Organizations must effectively manage these risks in order to continue to realize the benefits of electronic messaging and collaboration applications.

        The widespread adoption of electronic messaging has made securing and managing the messaging infrastructure increasingly important, complex and costly. The messaging standards originally adopted by the public Internet were not optimized to address concerns for security, privacy and fraud. As a result, the existing infrastructure is susceptible to security attacks that compromise and threaten the utility of electronic messaging. Frequently encountered messaging security threats include:

        o spam, or unsolicited or unwanted bulk email, generally sent by individuals or organizations that send mass emails to a specified list of email addresses;

        o viruses or malicious code designed to disrupt and damage computer systems and performance; and

        o electronic messaging that mimics legitimate corporate communications for the purpose of stealing confidential information or that contains offensive content.

THE EFFECTS OF SPAM ON ELECTRONIC MESSAGING

        We believe the proliferation of spam is one of the most severe and challenging electronic messaging security threats faced by businesses today. The proliferation of spam is driven largely by its potential to generate attractive profits for spammers. Email allows a spammer to reach individuals and businesses for a fraction of the cost of using any other communication vehicle because the spam market has almost no barriers to entry and the marginal cost of sending additional emails is almost zero. In addition, hackers and spammers increasingly use spam to introduce viruses into business networks and steal confidential information from businesses. According to IDC, in 2003 spammers sent an average of 13.5 billion emails per day, and spam as a percentage of overall Internet email traffic will grow from 35% in 2002 to 67% in 2007.

        Techniques frequently used by spammers include deliberately obscuring the identity of the email sender, implementing false "unsubscribe" mechanisms to validate an email address and harvesting email addresses published on the Internet. Spammers target virtually anyone with a valid email address, across any geography or industry. Moreover, spam campaigns often involve large volumes of emails sent repeatedly, which tax network and server bandwidth and allow the perpetrators to rapidly evolve the form and content of the message traffic to evade new spam filtering techniques.

        Many jurisdictions in the United States and abroad have enacted legislation attempting to solve the spam problem. While legislation has been an important driver toward raising public awareness of spam and may act as a deterrent, legislation alone will not solve the spam problem. Governments have difficulty prosecuting across jurisdictions and have typically placed enforcing spam laws at a lower priority. In addition, the international portability of spam operations and the ability of spammers to remain anonymous has meant that an effective technology solution in addition to legislation is necessary to address the spam problem.

        The proliferation of spam and the need to block it has created a number of significant challenges for businesses, including:

        o LOST PRODUCTIVITY. Spam results in lost productivity associated with the time employees spend separating legitimate email from spam or responding to spam.

        o FALSE POSITIVES. Many spam filtering systems currently on the market block spam as well as a number of messages that are not spam. The cost of false positives, or the inappropriate blocking of legitimate messages by spam filtering systems, may result in loss of sales or critical information.

        o STRAIN ON INFORMATION TECHNOLOGY RESOURCES. Spam taxes the technology infrastructure by utilizing network, server and storage resources and bandwidth, potentially requiring organizations to purchase additional systems and devote more personnel to manage them. In addition, IT staffers are spending an increasing percentage of their time combating spam, fielding inquiries and complaints about spam, and installing, configuring, and administering new hardware and software to defeat spam.

        o DAMAGE TO CORPORATE BRANDS. Techniques have emerged, such as "phishing," where spammers create messages designed to resemble a message from a legitimate business, which not only places the recipient at risk, but also damages the trust in the business' corporate brand.

        o INCREASED RISK OF WORKPLACE LIABILITIES. Spam often contains or directs users to offensive content, which may create an uncomfortable or hostile work environment. This is resulting in greater liability risks for businesses that do not take appropriate steps to safeguard their employees from such content.

        o INCREASED CUSTOMER CHURN FOR MESSAGING SERVICE PROVIDERS. If email accounts become flooded with spam, customers may become dissatisfied with the messaging service provider, thereby increasing customer support costs and the risk of service termination.

        These challenges result in significant costs for businesses. IDC estimates that the global market for messaging security applications, which includes anti-spam and content filtering products, but excludes antivirus products, will grow from approximately $236 million in 2002 to approximately $1.1 billion by 2007.

        Effectiveness and accuracy of anti-spam solutions vary depending on the specific approach, product and customer settings, as well as their ability to respond to efforts by spammers to evade anti-spam solutions. For example, faster distribution of spam with different subject lines poses challenges for decoy email mailbox-based solutions that take time to identify spam and create and distribute exact signatures of the spam received before they can begin blocking spam. Another challenge for anti-spam solutions is the time required for administration and usage. According to IDC, a considerable amount of time is spent dealing with spam, even after anti-spam solutions are in place. IDC estimates that email users spend 5 minutes and IT staff spend 19 minutes on average every day dealing with spam. This includes a variety of tasks such as maintaining and updating the anti-spam solution, reviewing suspected spam, tracking down false positives, and asking or answering questions about spam. To further reduce spam's impact on worker productivity and other resources, we believe that organizations will be looking for anti-spam solutions that provide appropriate levels of automated operation, end-user involvement, effectiveness, accuracy, and up-to-date detection of new forms of spam that have yet to be created.

THE EFFECTS OF VIRUSES ON ELECTRONIC MESSAGING

        Viruses have become a common network security threat. A virus is a software program that is designed to replicate itself and spread from file to file, usually by attaching itself to computer applications, such as email. Viruses generally require a user action to be activated, although users are usually not aware that such action will activate the virus, and typically are spread when files are copied to and from file servers. Viruses pose an array of serious threats to organizations, including crippling mission critical applications, degrading system performance and damaging valuable business information. The financial impact of viruses generally includes labor efforts, lost revenues from denial of service issues, and costs associated with cleaning and restoring lost data and applications.

        The virus problem is further complicated by the ongoing cycle of virus creation and eradication. Virus developers continually react to new antivirus products by creating more sophisticated viruses designed to avoid them. Furthermore, as network environments continue to become more complex, virus developers have begun to exploit new delivery mechanisms, including instant messaging, and peer-to-peer and real-time collaboration networks. IDC estimates that the global market for antivirus products that protect Internet gateways and email servers will grow from approximately $484 million in 2002 to approximately $1.6 billion by 2007.

OTHER PROBLEMS ASSOCIATED WITH ELECTRONIC MESSAGING

        In addition to spam and viruses, organizations face an increasing risk of confidential information being leaked, either intentionally or inadvertently, through electronic messaging. New regulations require organizations to be more vigilant with respect to such confidential information and electronic communications. For example, the Health Insurance Portability and Accountability Act of 1996 requires organizations engaged in the processing of patient records to implement systems to ensure the confidentiality of such information. More generally, organizations are becoming increasingly sensitive to the electronic transmission by employees of inappropriate content, such as communications containing racist, sexist, discriminatory or pornographic materials.

EFFECTIVE AND ACCURATE MESSAGING SECURITY SOLUTIONS

        We believe that the proliferation of spam, compounded by the severity of email related security threats, presents a formidable challenge for businesses as they look to maintain a secure environment, contain costs and realize the benefits of an electronic messaging platform and that, as a result, businesses require a messaging security solution that can address these challenges.

        The effectiveness and accuracy of anti-spam and antivirus solutions vary depending on the specific approach, product and customer settings, as well as their ability to respond to efforts by spammers to evade anti-spam and antivirus solutions. For example, faster distribution of spam with different subject lines poses challenges for decoy email mailbox-based solutions that take time to identify spam and create and distribute exact signatures of the spam received before they can begin blocking spam. Another challenge for anti-spam solutions is the time required for administration and usage. According to IDC, a considerable amount of time is spent dealing with spam, even after anti-spam solutions are in place. IDC estimates that email users spend 5 minutes and IT staff spend 19 minutes on average every day dealing with spam. This includes a variety of tasks such as maintaining and updating the anti-spam solution, reviewing suspected spam, tracking down false positives, and asking or answering questions about spam. To further reduce spam's impact on worker productivity and other resources, we believe that organizations will be looking for anti-spam solutions that provide appropriate levels of automated operation, end-user involvement, effectiveness, accuracy, and up-to-date detection of new forms of spam that have yet to be created.

        We believe that an effective solution must:

        o identify and prevent spam, viruses and fraudulent email from entering the core network;

        o minimize false positives (the inappropriate blocking of legitimate messages by spam filtering systems);

        o limit the management and administrative cost required to maintain control over the rapidly evolving spam tactics and messaging threats;

        o support the wide variety of hardware, software and messaging applications and protocols typical of the technology infrastructure;

        o process hundreds of millions of emails each day across multiple locations, without delaying message delivery; and

        o       block spam regardless of the language or dialect used.

        Given the growth of complex messaging threats, we believe that businesses of all sizes require a dynamic messaging security solution to ensure a safe, secure and stable messaging system. Combating spam and related messaging threats has required increasing financial investment in security technology. IDC estimates that the messaging security software market will grow from $364 million in 2003 to $1.1 billion in 2007, representing a compound annual growth rate of 31%. Today, the market for enterprise anti-spam solutions remains largely unpenetrated. According to Ferris Research, only approximately 10% of corporate mailboxes have some level of anti-spam protection.

OUR MAILKEY SOLUTIONS

        We intend to become a leading messaging security solutions provider focused on the provision of business solutions to enterprises and messaging service providers worldwide. Our flagship software platform, MailKey Message Manager, is being designed for the purpose of providing businesses with a flexible, scalable and dynamic electronic messaging security solution. We are developing our software to be server based and to provide administration, customization and policy management capabilities. In addition to our core anti-spam functionality, we are designing our software to provide organizations with an extensible platform and complementary application modules for reducing risks associated with their electronic messaging infrastructure. We anticipate selling our products on a license fee or subscription basis and provide our customers with continuous updates by drawing upon our proprietary technology to monitor evolving spam and virus attacks in real-time. Our software is being designed to support numerous hardware configurations, operating systems, messaging applications and infrastructure, and to be deliverable as stand-alone software, as a hosted service, or as an integrated part of the appliance solutions of distribution partners.

MAILKEY MESSAGE MANAGER

        We are designing MailKey Message Manager to be a multi-device, multi-message platform that helps network administrators and network operators to protect their individual users - be they customers, members of staff or other networks. The product is being designed to manage inbound messages as well as outbound messages. Inbound messages will be checked at the gateway for viruses. Network administrators will be able to set filtering and blocking options globally, and end users will be able to set their own message management options.

        MailKey Message Manager is expected to employ the following tools:

        LOCALIZED WHITE AND BLACK LISTS. Whitelisting and blacklisting relies on the identity of senders of email to determine whether the messages should be allowed into an end user's inbox.

        MailKey Message Manager is being designed to enable end users to decide how they want to handle mail from specific senders by allowing them to create lists of "Accepted Senders" (often referred to as a "white list") and "Blocked Senders" (often referred to as a "black list"). For example, if a friend of an end user sends an email to the user and is on the user's Accepted Senders list, the email will automatically be delivered to the user's inbox, regardless of the content of the message. Similarly, the user will be able to command MailKey Message Manager to automatically reject and store or reject and delete mails from specific senders or domains.

MailKey Message Manager will enable MailKey users to import their entire email address book from existing programs, such as Outlook, Outlook Express and Eudora, into their Accepted Senders list.

        MailKey Message Manager is also being designed to enable Network administrators to control a central address book, either white listing or black listing specific domains or addresses for all users on the network. Individuals will be able to set their own preferences in their address books. For example, an individual will be able to add a sender address to their "Accepted Addresses" list, even when that address is on the network administrator's global Banned Addresses list. Mails sent from that sender will get through to that individual user, but will be rejected if sent to anyone else on the network.

        In addition, blacklisting services are available commercially that maintain dynamic lists containing IP addresses, domain names and email addresses that are known or strongly suspected of originating or passing on spam. These lists are often utilized by anti-spam web sites, service providers and IT departments to reject suspect email. We intend to link MailKey Message Manager to one or more of these blacklisting services.

        MAILKEYS. While whitelisting and blacklisting are an effective solution in circumstances in which the identity of the sender is already known, it is not an effective solution in circumstances in which the identity of the sender is not already known. People who are not already on the user's Accepted Senders list will not be able to have their messages delivered to the user. This substantially impacts one of the main benefits of email, which is the openness of the email system. The challenge is to provide a solution that robustly excludes all the messages that a user does not want to get, while not excluding the messages a user does want to receive.

        A fundamental part of our proposed solution to this problem is the use of short codes, or "MailKeys", by users. For example, if a user has the email address "user@mailkey.com", and the user creates a MailKey "abc123", then the user can give out its email address as "abc123.user@mailkey.com". When the recipient receives an email from a new sender who is not on the user's Accepted Sender list, MailKey Message Manager will recognize that the incoming email is being sent with one of the user's valid MailKeys. The system will deliver the email to the user and, depending on the user's settings, add that sender to the user's Accepted Sender list. If the integrity of the email address containing that MailKey is compromised (for example, a spammer learns of the address), then the user can cancel that MailKey. However, we are designing MailKey Message Manager so that, even in such a circumstance, senders who have already used that MailKey to email the user will still be able to have their messages delivered, even if they continue to send messages to the user using the old now-deleted MailKey. Users will be able to use multiple MailKeys and use different MailKeys for different purposes, such as business cards, booking travel and subscribing to newsletters.

        CHALLENGE/RESPONSE. We believe that challenge/response is another effective way to deal with incoming e-mail in situations in which the email is coming in from a sender who is not already on the user's Accepted Senders list.

        In a typical situation involving challenge/response, a person will send an email to an end user's MailKey-protected email address. If an incoming e-mail is sent from a person on the user's Accepted Senders list, or if it has a valid MailKey for that user included in the address, then the message will be delivered immediately to the user's inbox. If the email is sent from a person on the user's Blocked Senders list, it will be rejected or deleted, depending on the settings chosen by the user. If the email is sent from someone who is neither on the Accepted Senders nor on the Blocked Senders list, then it will be rejected. The rejected messages are sorted by a filter and then stored in one of two rejected mail folders. A green rejected mail folder will be used to store general rejected messages that appear to the filter to be more likely to be from valid senders. A red rejected mail folder will be used to store messages that appear to be more likely to have originated from spammers.

        Depending on the user's selected settings, unknown senders will be sent an email challenge asking them to perform a test seeking to confirm that they are a human sender. Automated robots will be unable to complete such a test, so senders of automated spam, phishing and infected email will be unable to respond. If the sender responds to the challenge successfully, the sender's email will be immediately released from the rejected mail folder and forwarded into the user's inbox. The user may then choose to add the sender to the user's Accepted Senders or Blocked Senders list.

        CONTENT FILTERING. We believe that content filtering alone does not provide a fully effective solution against spam. No matter how good the filter is, it will not be able to avoid false positives (blocking legitimate email), and it will not be able to exclude all spam. We believe, however, that filters can be useful in helping to categorize messages as spam based on their appearance.

        One or more content analysis techniques can be used to analyze the content of inbound email. This approach focuses on trying to detect the suspicious characteristics of legitimate and illegitimate offerings or information requests that spammers try to hide from spam filters and email users at least until they open the emails. There are many different types of content analysis techniques available today, including:

        o keyword analysis, which involves analyzing the text section of an email for specific key words or phrases;

        o lexical analysis, which involves analyzing the context for all of the words and phrases in a particular message;

        o Bayesian analysis, which uses the knowledge of prior events to predict future events;

        o Heuristics, which is a technique that looks for spam-like characteristics in an email message;

        o header analysis, which involves the examination of headers, looking for such items as the validity of the sender's address, whether the same information is found in the "sender" and "from" fields of an email, and whether a specific message contains information not common to normal email; and

        o URL analysis, which analyzes the embedded links in email messages and compares the link to a list of URL rules or known spam URLs to determine if the message is spam.

Multiple techniques can be combined to generate aggregated scoring for each inbound email representing the probability of it being spam. An advantage common to any content analysis technique is that it can block the very first spam sent by a spammer.

        MailKey intends to use a proprietary content filter to filter incoming messages. In addition to this, we are considering a modular approach to the filtering process, which would allow the use of filtering solutions developed by other providers.

        SENDERID. One of the biggest security holes in email messaging is the ability of senders to hide their identities. Spammers and virus writers commonly write programs that automatically fake the sender addresses, a practice known as "spoofing". Spoofing is also a fundamental part of the phishing frauds being perpetrated today. In the typical case, a spammer sends an email and fakes its address to be that of a bank, credit card company or similar targeted institution. This makes the maintenance of blacklists much more difficult.

        MailKey is developing "SenderID" as a new approach to determining the identity of senders. SenderID is being designed to determine the authenticity of the address from which the message purports to have originated from. This process is generally referred to as "authentication." SenderID will use a combination of techniques to analyze incoming emails and provide an estimate of the likelihood that the sender is authentic. We plan to incorporate our SenderID authentication protocol into MailKey Message Manager to validate the identity of senders and to prevent spoofing and identity theft.

MAILKEY FOR INTERNET SERVICE PROVIDERS

        We are designing MailKey Message Manager as an attractive cost-saving and revenue-generating opportunity for Internet Service Providers ("ISPs"). We believe the cost of information pollution to ISPs is very large, with customers paying flat rate fees for their packages while using up huge amounts of bandwidth on bad messages. By stopping much of the unwanted messages at the server level and empowering customers to stop them as well, ISPs will be able to reduce the cost of bandwidth as well as the risk from viruses and other attacks. ISPs will be able to configure the user rights and default settings in the program to customize the service, providing flexibility in what is offered for the chosen price. ISPs may offer, for example, a restricted set of options at an entry level price, allowing customers to upgrade at a higher price later on. Additionally, we are designing MailKey Message Manager so that it may be sold as a value-added service on a subscription or license basis by ISPs, thus providing ISPs with an additional potential source of revenue.

MAILKEY FOR THE MOBILE MESSAGING INDUSTRY

        We are also designing MailKey Message Manager for the mobile messaging industry. Since mobile phone numbers are numeric, marketers have not found it difficult to compile lists of phone numbers and use auto-dialers to validate them. In addition, the proliferation of services that ask people for their mobile phone number has made it virtually impossible for mobile phone users to remain private, despite any laws to the contrary. In certain countries, there has been a proliferation of unwanted commercial messages being sent to mobile phones. Because there are more mobile phone users than email users, many of them minors, network operators have a social responsibility to provide as much protection as possible against unwanted commercial messages sent to users' mobile phones.

        We are considering the development of a commercial module that would provide mobile network operators with an incentive to partner with us. This would provide us with an opportunity to establish a relationship with mobile network operators pursuant to which the mobile network operators could offer our solutions to their users. We believe that protection of mobile communications could be a valuable customer retention tool as well as a value-added service that could be sold to end users as a premium subscription service.

OUR STRATEGY

        Our objective is to become a leading provider of electronic messaging security solutions to businesses worldwide. We intend to achieve this objective by becoming a market-driven company focused on offering value propositions and the delivery of full service business solutions developed internally and acquired through strategic acquisitions and partnerships. The key elements of our strategy include:

        ESTABLISH PRODUCT AND TECHNOLOGY LEADERSHIP. We intend to continue to invest in the development of our MailKey Message Manager products, services and technology in order to establish a complete messaging security platform that provides value-added messaging security capabilities to organizations. We intend to enhance our solution offerings through internal development, third party solution providers and, potentially, strategic acquisitions. We also will continue to focus on enhancing the functionality of our core technologies.

        ESTABLISH BROAD GEOGRAPHIC COVERAGE. It is our intention to establish customer bases in North America, Asia Pacific and Europe, the Middle East and Africa. The markets outside North America are experiencing similar spam growth trends to those in North America, but to date have a lower rate of adoption of messaging security solutions.

        ESTABLISH INDIRECT SALES CHANNEL. We intend to enter into sales agreements with an indirect channel of distributors, resellers, business outsourcing and hosted service providers, large global systems integrators, original equipment manufacturers ("OEMs") and appliance vendors.

        ENGAGE IN STRATEGIC ACQUISITIONS AND JOINT VENTURES. We intend to acquire additional technologies that we believe are complimentary to either our existing technologies or technologies that we are developing or may attempt to develop in the future. In addition, we intend to acquire companies, businesses and assets that we believe are complementary to our business. We may seek to form joint ventures and seek joint venture partners in order to reduce our investment in a particular project and help promote the development and sale of our products.

SALES, MARKETING AND DISTRIBUTION

        We intend to sell our products and services through direct channels and through indirect channels comprised of value-added resellers. Our channel sales efforts will be coordinated worldwide through a sales team. We expect to derive most of our future revenues from licensing fees and revenue sharing from the sale of our electronic messaging security solutions.

        Our marketing strategy is to raise awareness of the potential risks associated with spam and increase the recognition of MailKey Corporation as a provider of anti-spam and antivirus solutions. Our marketing efforts will be targeted toward business executives in corporations and ISPs, including information technology professionals, chief executives, upper-level management and human resource personnel. We plan to actively manage our public relations programs, communicating directly with technology professionals and the media in an effort to promote greater awareness for the growing problems associated with electronic messaging. We also plan to provide potential customers and channel partners with free trials of our MailKey solutions. Our additional marketing initiatives may include:

        o advertising online and in high-technology magazines, management journals and other business-oriented periodicals;

        o       participating in and sponsoring trade shows and industry events;

        o hosting regional and international seminars, webinars and training sessions for our sales organization and reseller partners, as well as customers and prospects;

        o participating in cooperative marketing efforts with our Internet infrastructure partners including web link exchanges, joint press announcements, joint trade show activities, channel marketing campaigns, road shows and seminars;

        o conducting speaking engagements on topics of interest to our customers and prospects;

        o using our website to communicate with our indirect sales channels, and provide product and company information to interested parties; and

        o providing and distributing soft and hard copy materials on our company, products, solutions, technologies, partnerships and benefits.

COMPETITION

        The market for our products is fragmented, highly and increasingly competitive, quickly evolving and subject to rapid technological change. Our competitors vary in size and in scope and breadth of the products and services they offer. Our current principal competitors include:

        o providers of content security solutions, such as Clearswift Technologies, CipherTrust, Tumbleweed, Trend Micro, Postini, Brightmail, SurfControl, NetIQ, Sybari, MessageLabs and Websense;

        o providers of secure e-mail messaging products, such as Tumbleweed, Brightmail, Certified Mail, Postini, Authentica, Sybari, Zix and Sigaba; and

        o providers of security management solutions, such as BindView, Computer Associates, IBM, Internet Security Systems, Network Associates and Symantec.

        In addition, we may face competition from large enterprise network infrastructure and software vendors such as Cisco Systems and Microsoft as they diversify their product offerings, and large Internet-based companies such as Google and Yahoo.

        We believe that the principal competitive factors in the market for our products include:

        o       product functionality and effectiveness;

        o       product integration;

        o       price;

        o       platform coverage and ability to scale;

        o       worldwide sales infrastructure; and

        o       global technical support.

        Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing or other resources than we do. They may have significantly greater name recognition, established marketing relationships and access to a large installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

INTELLECTUAL PROPERTY RIGHTS

        Our MailKey brand and proprietary technology are important to our business. We generally enter into confidentiality and other written agreements with our employees, consultants and strategic partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. We do not currently have any registered trademarks for any of our corporate or brand names or symbols, nor do we have any issued patents relating to our proprietary technologies. We have applied for trademark registrations for our "MailKey" and "SenderID" brands and have applied for patents for certain of our proprietary technology in both the United States and the United Kingdom. We intend to apply for additional legal protection for our brands and technology in the future. We can provide no assurance, however, that we will receive such legal protection or that, if received, such legal protection will be adequate to protect our MailKey brand or our proprietary technology.

        Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our products. Policing unauthorized use of our products and intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business or where our products are sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or United Kingdom or where enforcement of such laws is not common or effective.

        Substantial litigation regarding intellectual property rights exists in the software industry. From time to time, in the ordinary course of our business, we may be subject to claims relating to our intellectual property rights or those of others, and third parties may commence legal proceedings or otherwise assert intellectual property claims against us in the future, particularly as we expand the complexity and scope of our business, the number of similar products increases and the functionality of these products further overlap. These claims and any resulting litigation could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various business processes, software and hardware, systems, technologies or intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all.

RESEARCH AND DEVELOPMENT

        We have invested significant time and resources in undertaking product and service development projects. Members of our research and development department are involved with production, software development, validation and testing, documentation and research. They work as a team designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. Research and development expenses were approximately $385,000 for the three months ended March 31, 2004 and approximately $665,000 for the period commencing upon our inception on March 11, 2003 and ending December 31, 2003.

EMPLOYEES

        As of July 9, 2004, we had approximately 8 full-time employees and approximately 15 consultants. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

REGULATORY AND LEGISLATIVE ISSUES

        As use of the Internet has become more prevalent and various negative issue associated with the Internet have received increasing amounts of publicity, there has been a correspondingly greater amount of governmental attention directed to the Internet in the United States Congress and elsewhere. While various pieces of legislation regulating different aspects of the Internet and Internet-related activity have been proposed, to date there has been no legislation enacted that places any direct and substantial regulatory burden on us. Nonetheless, we anticipate further attempts to regulate internet-related activity in the future, some of which may impose substantial burdens on our ability to do business.

                                  RISK FACTORS

        The following risk factors, among others, may affect our business, financial condition and results of operations.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT FOR US TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

        We have only a limited operating history upon which to base an evaluation of our current business and future prospects, and our products are currently in the development stage. As a result, the revenue and income potential of our business and our market are unproven. Because of our limited operating history and because the market for electronic messaging security products is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

WE HAVE A HISTORY OF LOSSES AND, BECAUSE WE EXPECT OUR OPERATING EXPENSES TO INCREASE IN THE FUTURE, WE DO NOT EXPECT TO BECOME PROFITABLE IN THE NEAR TERM.

        We have experienced substantial operating losses in each fiscal quarter since our inception on March 11, 2003 and as of March 31, 2004, we had an accumulated deficit of approximately $4.7 million. We incurred net losses to common shareholders of approximately $2.5 million during the three months ended March 31, 2004, and approximately $2.2 million during the period commencing with our inception and ending December 31, 2003. We expect to continue to incur significant net losses for the foreseeable future. We also expect our operating expenses to increase substantially as we:

        o expand our domestic and international selling and marketing activities;

        o increase our research and development efforts to upgrade our existing MailKey solutions and develop new products and technologies;

        o upgrade our operational and financial systems, procedures and controls;

        o hire additional personnel, including additional engineers and other technical staff; and

        o fulfill our responsibilities associated with being a public company.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE, WHICH FUNDS MAY NOT BE AVAILABLE OR, IF AVAILABLE, MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

        We expect that our operating expenses will increase substantially over the next 12 months. In addition, we may experience a material decrease in liquidity due to unforeseen capital requirements or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our software applications, execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

OUR FAILURE TO DEVELOP A COMMERCIALLY VIABLE PRODUCT AND ANY FAILURE OF THIS PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MEANINGFUL MARKET ACCEPTANCE MAY SERIOUSLY HARM OUR BUSINESS.

        Substantially all of the revenues we expect to generate in the foreseeable future will come from licensing fees and revenue sharing for the MailKey solutions we are developing. If we are unable to produce a commercially viable product and generate revenues from the licensing of our MailKey solutions, our operating results and our business may be significantly impaired. If our MailKey solutions fail to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing products, our growth may be limited. We cannot assure you that we will complete the development of our MailKey solutions, or that our MailKey solutions will achieve any meaningful market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products that we offer. We cannot assure you that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of our MailKey solutions. Any failure or delay in diversifying our existing offering could harm our business, financial condition and results of operations.

WE INTEND TO ESTABLISH INDIRECT SALES CHANNELS TO HELP GENERATE REVENUE AND IMPROVE OUR OPERATING RESULTS.

        We currently intend to sell any products we develop both directly and indirectly. However, if and when we begin selling our products, we intend to utilize indirect sales channels, including value-added resellers, distributors and Internet service providers, to offer our MailKey solutions to a larger customer base than we can reach through our direct sales efforts. We cannot assure you that we will be able to establish such relationships, or that any such relationships will be available on commercially reasonable terms. If we are unable to establish such relationships, we may lose customer introductions and co-marketing benefits and our operating results may suffer.

TO THE EXTENT WE RELY ON INDIRECT SALES CHANNELS IN THE FUTURE, SUCH RELIANCE COULD HINDER THE DEVELOPMENT OF OUR BUSINESS BECAUSE WE HAVE LITTLE CONTROL OVER OUR VALUE-ADDED RESELLERS, DISTRIBUTORS AND OEMS.

        We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, providers of managed Internet services and others, will account for substantial percentage of our total revenue in future periods. We do not expect that any of these parties will be obligated to sell our products or make any purchases from us. Our ability to generate revenue will depend significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our operating results may suffer. We cannot control the level of effort these parties will expend or the extent to which any of them will be successful in marketing and selling our products. Any indirect sales channels through which we conduct business may also market and sell products that compete with our MailKey solutions or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors' products and reducing or eliminating their efforts to sell our MailKey solutions.

THE PRODUCTS WE ARE DEVELOPING MAY BECOME OBSOLETE DUE TO RAPID TECHNOLOGICAL CHANGE IN THE ELECTRONIC MESSAGING SECURITY MARKET.

        The messaging security market is characterized by:

        o       rapid technological change;

        o the proliferation of new and changing methods of distributing spam and other messaging threats;

        o       frequent product introductions and updates; and

        o       changing customer needs.

        These characteristics of our market create significant risks and uncertainties for our business success. Our competitors might introduce products with better performance, higher effectiveness and better accuracy. Numerous service providers and vendors have also announced that they are developing or considering developing an email authentication system to enhance the effectiveness of their spam filtering products by blocking emails that obscure the identity of the sender of an email. Additionally, new software operating systems, hardware or messaging security industry standards could emerge. We may not be successful in either developing appropriate modifications and enhancements to our products and services or in timely bringing them to market. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our product development expenses. The MailKey solutions that we are developing may be incompatible with some or all of such standards or if such new standards are successful in eliminating messaging threats, the demand for our products could significantly decrease. Our business and operating results could materially suffer unless we are able to respond quickly and effectively to these developments.

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR ENHANCEMENTS TO FUTURE PRODUCTS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

        Our future success depends on our ability to develop new products or enhancements to future products that keep pace with rapid technological developments and that address the changing needs of our customers. Although our MailKey solutions are being designed to operate with a variety of network hardware and software platforms, we will need to continuously modify and enhance our MailKey solutions to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technology, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies may limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, financial condition and results of operations.

DEFECTS IN THE PRODUCTS WE ARE DEVELOPING COULD DIMINISH DEMAND FOR OUR PRODUCTS AND SERVICES AND CAUSE US TO LOSE CUSTOMERS.

        The products we are developing are complex. As a result, they may have errors or defects that users identify after they begin using them, that could harm our reputation and our business. In particular, the anti-spam products we are developing may identify some legitimate emails as unwanted or unsolicited spam, or we may not be able to filter out a sufficiently high percentage of unsolicited or unwanted messages sent to the email accounts of our customers. Complex software products such as those that we are developing frequently contain undetected errors when first introduced or when new versions or enhancements are released. In addition, we may be unable to respond in a prompt manner, or at all, to new methods of attacking a messaging system, such as new spamming techniques or virus attacks. Any such errors, defects or other performance problems could impact the perceived reliability of our products and services and hurt our reputation. If that occurs, customers could elect to not renew or terminate their subscriptions and we could lose future sales. In addition, while we expect that any subscription agreements we may enter into will contain provisions that limit our liability to our customers, these limitations may not be enforced in certain circumstances and we may be liable for lost business or other claims by customers if our products do not perform as expected.

COMPUTER HACKERS MAY DAMAGE OUR PRODUCTS, SERVICES AND SYSTEMS, WHICH COULD CAUSE INTERRUPTIONS IN OUR SERVICE AND HARM TO OUR BUSINESS.

        From time to time, we and any customers we may in the future have may be targets of computer hackers who, among other things, create viruses to sabotage or otherwise attack companies' products and services. Our or our customers' websites and systems may be subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website and system to overload, resulting in a delay or disruption of services. Our website, system, products and services, as well as our customers' websites and systems, may be the subject of attacks by hackers. If successful, any of these events could damage such computer systems and result in an interruption of the provisioning of our products and services, force us to incur substantial costs to fix technical problems or result in hackers gaining access to our technical and other proprietary information, which could harm our business and operating results.

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR BUSINESS.

        If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks or other intellectual property rights we may in the future obtain may be challenged by others or invalidated through administrative process or litigation. Although we have filed several patent applications, we may be unable to obtain any patent protection. Any future patents we obtain may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products and services may in the future be available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States and United Kingdom, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

        We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

IF WE ARE SUED BY THIRD PARTIES FOR ALLEGED INFRINGEMENT OF THEIR PROPRIETARY RIGHTS, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

        The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we expand the scope of our business and the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our products and technologies may not withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management attention from the execution of our business plan. In addition, any subscription agreements we enter into with customers and other agreements we may enter into with resellers, distributors and other partners may require us to indemnify our customers and partners for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from offering our products to others, cause the sales of our products to decrease or require us to pay substantial license fees or royalties in connection with sales of our products.

IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, SUCH COMPANIES AND TECHNOLOGIES COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

        We intend to acquire or make investments in complementary companies, businesses, assets and/or technologies in the future. We have not made any acquisitions or investments to date, and therefore, our ability to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

        o difficulties in integrating operations, technologies, services and personnel;

        o diversion of financial and management resources from existing operations;

        o       risk of entering new markets;

        o       potential write-offs of acquired assets;

        o       potential loss of key employees;

        o inability to generate sufficient revenue to offset acquisition or investment costs; and

        o       delays in customer purchase due to uncertainties.

        Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. Any future impairment of such goodwill, and the amortization of other intangible assets, would adversely affect our operating results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. If we finance such acquisitions with bank debt or high yield debt, these arrangements may impose substantial operating covenants on us and result in interest expense that could adversely affect our business and operating results. As a result, if we fail to properly evaluate and execute any future acquisitions or investments, our business and operating results may be seriously harmed.

OUR GROWTH COULD STRAIN OUR PERSONNEL AND INFRASTRUCTURE RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

        As we implement our business plan, we may experience a period of rapid growth in our headcount, operations and product development, which may place a significant strain on our management, administrative, operational and financial infrastructure. We anticipate that further growth will be required to establish a customer base and complete the development of our MailKey solutions, as well as expand our sales efforts into new geographic areas.

        Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

THE MARKET IN WHICH WE PARTICIPATE IS INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

        The market for network security solutions, including messaging security products and services, is intensely competitive and rapidly changing. Barriers to entry into this market are relatively low and many of our competitors are larger and have more resources than we do. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, larger research, development and marketing budgets as well as substantially greater financial, technical and other resources. In addition, many of our current and potential competitors have access to larger customer bases and have more extensive marketing and distribution arrangements with resellers, distributors and OEMs than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if we develop products that are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products.

        We face competition from businesses that develop their own anti-spam and other messaging security technology, as well as from enterprise software vendors and online service providers who develop or bundle anti-spam, anti-virus and other messaging security technology with their other products. Our current and potential principal competitors include:

        o providers of content security solutions, such as Clearswift Technologies, CipherTrust, Tumbleweed, Trend Micro, Postini, Brightmail, SurfControl, NetIQ, Sybari, MessageLabs and Websense;

        o providers of secure e-mail messaging products, such as Tumbleweed, Brightmail, Certified Mail, Postini, Authentica, Sybari, Zix and Sigaba; and

        o providers of security management solutions, such as BindView, Computer Associates, IBM, Internet Security Systems, Network Associates and Symantec.

        In addition, we may face competition from large enterprise network infrastructure and software vendors such as Cisco Systems and Microsoft as they diversify their product offerings.

        Major vendors of enterprise software or hardware may decide to bundle anti-spam, antivirus or other messaging security products as components or standard features of their broader product offerings, which could enable these competitors to provide their anti-spam, anti-virus or other messaging security products at deep discounts or at no additional cost. Some of our principal competitors may offer their products at a lower price, which could result in pricing pressures on our products. This could render any products we develop obsolete or unmarketable, particularly if the products offered by these vendors are comparable or superior to our products. If we are unable to establish any meaningful market share, our business and operating results will be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products and services to achieve or maintain more widespread market acceptance, any of which could harm our business.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM, AND THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

        Our success depends largely upon the continued services of our executive officers and other key personnel. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our products and technologies. We have entered into employment agreements with many of our employees. These agreements provide that the employees may discontinue their employment with us after providing us with little notice of their decision (typically one month). In addition, none of our executive officers are parties to employment agreements with us. As a result, our employees could terminate their employment with us at any time without penalty and go to work for one of our competitors. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business.

OUR MANAGEMENT TEAM WAS ONLY RECENTLY FORMED, AND OUR SUCCESS DEPENDS ON ITS ABILITY TO WORK TOGETHER EFFECTIVELY.

        We hired Graham Norton-Standen, our Chairman and Chief Executive Officer, in March 2004, and Roger B. Ponting, our Chief Financial Officer, in June 2004. In addition, the majority of our senior management team has joined us in the last 12 months. Our future success depends on the integration of this management team and its ability to work together effectively. If our management team fails to work together effectively, our business could be harmed.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES WE NEED TO SUPPORT OUR PLANNED GROWTH.

        To execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in developing messaging security solutions. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

EVOLVING REGULATION OF THE INTERNET AND UNREGULATED COMMERCIAL EMAIL MAY AFFECT US ADVERSELY.

        As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, the United States government recently enacted the CAN-SPAM Act of 2003, which is largely directed at curbing fraudulent and deceptive practices used in connection with the transmission of email messages. Strict legal prohibitions on the transmission of unsolicited commercial email, coupled with aggressive enforcement, could result in the transmission of less unsolicited commercial email and, thus, a corresponding decrease in demand for the products and services we are developing. If legal developments alone prove effective in eliminating or sharply reducing spam, the market for our products and services will be adversely affected.

        In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based products and services, which could harm our business and operating results.

WE MAY BECOME INVOLVED IN LITIGATION, WHICH COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

        We may become involved in litigation such as securities class actions, intellectual property, employment (unfair hiring or terminations) and product liability claims, among others. For example, we may be subject to lawsuits by parties claiming that we intentionally blocked the intended recipient from receiving their emails. Parties whose emails are blocked by our products may also seek redress against us for labeling them as spammers or for interfering with their business. Any of these sources could claim we are interfering with the lawful conduct of their business. Although we believe we have the authority under applicable law to block unwanted emails, we cannot guarantee this or that we will obtain a favorable outcome for any such claims that may be brought against us in the future. Litigation involves costs in defending the action and the risk of an adverse judgment. Any resulting litigation, with or without merit, could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

INTERNATIONAL SALES EXPOSE US TO ADDITIONAL RISKS THAT HAVE THE POTENTIAL TO ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

        We plan to expand our international sales efforts. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. The risks and challenges associated with operations and sales to customers outside the United States include:

        o localization of our products and services, including translation of the interface of our products into foreign languages, development of technology to identify, assess and analyze messages written in foreign languages, creation of localized agreements and associated expenses;

        o       foreign currency fluctuations;

        o a largely unproven market for our products and services outside of the United States;

        o       laws and business practices favoring local competitors;

        o compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

        o our ability to adapt sales practices and customer requirements in different cultures;

        o       differing abilities to protect our intellectual property rights;

        o       difficulties in staffing and managing foreign operations;

        o longer accounts receivable payment cycles and other collection difficulties; and

        o       regional economic and political conditions.

        If we successfully expand our international sales, we expect that the percentage of subscription fees payable in foreign currencies will increase. Consequently, our potential exposure from fluctuations in the value of the U.S. dollar and foreign currencies could increase. Currently, we do not hedge our exposure to currency fluctuations. Fluctuations in the value of the U.S. dollar and foreign currencies may make our products more expensive for international customers, which could harm our business. If we fail to realize increased sales from our investment in expanded international operations, our business and operating results will be adversely affected.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

THE MARKET FOR OUR PRODUCTS CONTINUES TO EMERGE, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF THE NEED FOR OUR MAILKEY SOLUTIONS AND OF OUR MAILKEY BRAND, OUR GROWTH MAY BE LIMITED.

        Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems inherent in the electronic messaging. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for electronic messaging security solutions due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. If employers do not recognize or acknowledge these problems, then the market for electronic messaging security solutions may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of our MailKey brand is critical to achieving widespread acceptance of our existing and future products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our MailKey brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our MailKey brand, or if our expenses to promote and maintain our MailKey brand are greater than anticipated, our financial condition and results of operations could suffer.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON THE CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET AS A BUSINESS TOOL.

        Expansion in the sales of our MailKey solutions depends on the continued acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standard and protocols to handle increase demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. If the Internet does not continue to be a widespread communications medium and commercial platform, the demand for our MailKey solutions could be significantly reduced, which could have a material adverse effect on our business, financial condition and results of operations.

EVOLVING REGULATION OF THE INTERNET MAY AFFECT US ADVERSELY.

        As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Such regulation is likely in the areas of user privacy, pricing, content and quality of products and services. Taxation of Internet use or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Laws and regulations applying to the solicitation, collection or processing of personal or consumer information could affect our activities. Furthermore, any regulation imposing fees for Internet use could result in a decline in the use of the Internet and the validity of Internet commerce, which could have a material adverse effect on our business, financial condition and results of operations.

                         RISKS ASSOCIATED WITH OUR STOCK

WE INTEND TO ATTEMPT TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

        We intend to attempt to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

        The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

        o announcements of technological innovations or new products or services by our competitors;

        o demand for any electronic messaging security solutions we develop, including fluctuations in license renewals; and

        o       fluctuations in revenue from our indirect sales channels.

        In addition, the market price of our common stock could be subject to wide fluctuations in response to:

        o       quarterly variations in our revenues and operating expenses;

        o announcements of technological innovations or new products or services by us; and

        o our technological capabilities to accommodate the future growth in our operations or those of our customers.

        In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

IF WE EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS OR FAIL TO MEET REVENUE AND EARNINGS EXPECTATIONS, OUR STOCK PRICE MAY FALL.

        Due to our limited operating history and the unpredictability of the developing messaging security industry, we may not be able to accurately forecast our future operating results. We have not generated any revenues to date. In addition, our expenses are to a large extent fixed in the short term, and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our expenses exceed our expectations.

        Factors that could cause our quarterly financial results to fluctuate include:

        o the successful development of our products and implementation of our products by organizations;

        o releases of new versions of our products and product upgrades, and the effect those new product releases will have on our ability to retain existing customers and to win new customers;

        o the introduction of competitive products and the pricing of these products;

        o reduced demand for our anti-spam, anti-virus and other products and services;

        o significant increases in expenses to drive the growth of our business and international expansion, which may not yield corresponding increases in revenue;

        o the effectiveness of future legislation in eliminating or reducing spam;

        o changes in customer demands and needs for messaging security solutions; and

        o fluctuations in currency exchange rates, particularly as we expand our international operations.

        As a result, we may not generate any revenues, and our earnings may be harmed. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely on them as an indication of future performance.

WE DO NOT INTEND TO PAY DIVIDENDS.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future profits from operations to fund growth and do not expect to pay any dividends in the foreseeable future.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

        Our common stock currently trades on the OTC Bulletin Board. Since our common stock trades at a price below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving our stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend our securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to the transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

        Our corporate headquarters and principal offices are located at 130 Shaftesbury Avenue, London, England W1D 5EU, where we lease approximately 1,150 square feet of office space for a monthly service charge of approximately $8,000. This lease expires within 12 months. We also lease approximately 1,060 square feet of office space at Shearway Business Park, Shearway Road, Folkestrone, Kent CT19 4RH for a monthly service charge of approximately $3,500. This office space is available on a rolling short term lease subject to termination on 2 weeks' notice. We believe that our office space is adequate to support our current operations and that adequate additional space is available to support our operations over the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings. We may from time to time become involve in litigation relating to claims arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common stock currently trades on the OTC Bulletin Board under the symbol "MAKY". The following table sets forth the range of high and low bid prices for shares of our common stock on the OTC Bulletin Board for the periods indicated, as reported by Nasdaq. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

        Fiscal Year Ended March 31, 2004            High            Low
        --------------------------------            ----            ---

        Quarter ended March 31, 2004               $3.25          $0.15
        Quarter ended December 31, 2003             0.15           0.15
        Quarter ended September 30, 2003            0.15           0.15
        Quarter ended June 30, 2003                 2.40           0.15

        Fiscal Year Ended March 31, 2003            High            Low
        --------------------------------            ----            ---

        Quarter ended March 31, 2003               $4.00          $2.40
        Quarter ended December 31, 2002             4.00           2.00
        Quarter ended September 30, 2002          144.00           3.20
        Quarter ended June 30, 2002               232.00          92.00

        The last price of our common stock as reported on the OTC Bulletin Board on July 9, 2004, was $2.20 per share.

HOLDERS

        As of July 9, 2004, the number of stockholders of record of our common stock was 293. Based on broker inquiry conducted in connection with the distribution of an Information Statement on Schedule 14(f) on or about May 24, 2004, we believe that there are approximately 600 beneficial owners of our common stock.

DIVIDENDS

        We have not paid any cash dividends on our common stock to date, nor do we currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the operation and development of our business.

TRANSFER AGENT

        The transfer agent for our common stock is Madison Stock Transfer, P.O. Box 145, Brooklyn, NY 11229; (718) 627-4453.

RECENT SALES OF UNREGISTERED SECURITIES

        On February 12, 2004, we issued 200,000 shares of our common stock and warrants to acquire 200,000 shares of our common stock to Corporate Communications Network, Inc. for aggregate consideration of $65,000. The warrants were exerciseable immediately at an exercise price of $.001 per share. Corporate Communications Network, Inc. subsequently exercised all of the warrants. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        On March 25, 2004, we issued 26,246,000 shares of our common stock to the holders of MK Secure Solutions Limited's capital stock as consideration for the acquisition of MK Secure Solutions Limited. These securities were issued to a limited number of accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder or Regulation S under the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        On March 25, 2004, we issued 475,000 shares of our common stock to Legend Advisory Services, Inc. as partial payment for certain advisory services performed by Legend Advisory Services, Inc. in connection with our acquisition of MK Secure Solutions Limited. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        On March 25, 2004, we issued 300,000 shares of our common stock to Jonathan D. Siegel as payment for certain consulting services he performed for us subsequent to his resignation as our Chairman and Chief Executive Officer in November 2002. These securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6.  PLAN OF OPERATION

        This "Plan of Operation" and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Risk Factors" in Item 1 and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes thereto contained elsewhere in this report.

OUR PLAN OF OPERATION

        We intend to become a leading messaging security solutions provider focused on the provision of business services through a number of integrated technology solutions we are developing internally as well as solutions we may acquire through strategic acquisitions and partnerships.

        We intend to achieve this objective by becoming a market driven business solutions company focused on offering value propositions and the delivery of full service business solutions developed internally and acquired through strategic acquisitions and partnerships. The key elements of our strategy include: (i) establishing product and technology leadership for our solutions,
(ii) establishing a broad customer base in North America, Asia Pacific and Europe, the Middle East and Africa, (iii) establishing an indirect sales channel comprised of distributors, resellers, business outsourcing and hosted service providers, large global systems integrators, OEMs and appliance vendors; and
(iv) engaging in strategic acquisitions and joint ventures.

        We intend to market our products and services through a combination of indirect sales channels, including distributors, resellers, business outsourcing and hosted service providers, large global systems integrators, original equipment manufacturers and appliance vendors, as well as through the efforts of a direct sales force. We are designing our software with the intention that it be capable of supporting numerous hardware configurations, operating systems and messaging applications and infrastructure, and to be deliverable as stand-alone software, as an integrated part of the appliance solutions of distribution partners, or as a hosted service.

        Our research and development activities are focused on the enhancement of our current electronic messaging security solutions and on the development of next-generation technologies in the anti-spam and antivirus market. We anticipate that the majority of our research and development efforts will be devoted to the internal development of complimentary technologies that we intend to acquire from external sources, and that the remainder of such efforts will be devoted to the internal development of our own proprietary technologies.

        We intend to acquire additional technologies that we believe are complimentary to either our existing technologies or technologies that we are developing or may attempt to develop in the future. In addition to acquisitions of complimentary technologies described above, we intend to acquire companies, businesses and assets that we believe are complementary to our business.

        We anticipate that the number of people who we employ will increase substantially over the next 12 months as we continue to execute on our business plan.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of March 31, 2004, we had a cash balance of $437,523.

        On June 11, 2004, our wholly-owned subsidiary, MK Secure Solutions Limited, completed a round of financing for aggregate cash proceeds of $650,000. The proceeds were raised through the issuance of loans convertible into shares of our common stock and warrants to acquire 650,000 shares of our common stock. These securities were sold in loan units comprised of one (1) loan in the amount of $50,000 and one (1) warrant. The loans have a maturity date of July 31, 2004 and bear interest at an annualized rate of 10%. The loans and any accrued interest thereon are convertible into shares of our common stock at a conversion price of $0.85 per share, and the warrants are exercisable into 50,000 shares of our common stock at an exercise price of $1.00 per share. As of June 30, 2004, all of the loans and accrued interest had been converted into shares of our common stock.

        We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

        We believe that our current cash resources will not be sufficient to sustain our current operations for the next twelve (12) months, and that we will need to raise additional capital to execute our business plan. We intend to obtain additional cash resources within the next twelve (12) months through sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that financing, if required, will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back any plans we may have to acquire such companies, businesses, assets or technologies.

OFF-BALANCE SHEET ARRANGEMENTS

        As of March 31, 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

        The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

REVENUE RECOGNITION

        We intend to recognize revenue in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"). Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Specifically, in connection with each transaction involving our products, we must evaluate whether persuasive evidence of an arrangement exists, the product has been delivered, title and risk of lost has been transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. Material differences may result in the amount and timing of recognized revenue for any period if we make different judgments or utilize different estimates.

ITEM 7.   FINANCIAL STATEMENTS

          See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

        An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of Graham Norton-Standen, our then current chief executive officer and chief financial officer. Based upon that evaluation, Mr. Norton-Standen concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information about each of our directors and executive officers.

Name                     Age                     Positions Held
----                     ---                     --------------
Graham Norton-Standen    47      Chairman of the Board, Chief Executive Officer,
                                 President and Secretary
Roger B. Ponting         39      Chief Financial Officer and Treasurer
Tim Dean-Smith           38      Deputy Chairman

        The following is a brief summary of the business experience of each of our directors and executive officers:

        GRAHAM NORTON-STANDEN has been our Chairman, Chief Executive Officer and Secretary since the closing of the merger on March 25, 2004, and has been the Chairman and Chief Executive Officer of MK Secure Solutions Limited since March 2004. Since April 2001, Mr. Norton-Standen has been the Chairman and Chief Executive Officer of Applied Intelligence Group, Inc., a provider of business transformation and structured investment services covering Europe, North America & Asia Pacific. From September 1999 to April 2001, Mr. Norton-Standen was the Chief Executive Officer of Gartner International, an information technology research company, where he was responsible for the business conducted by the company outside the United States. Mr. Norton-Standen was the President of the Strategic Growth Markets Group within Electronic Data Systems Corporation ("EDS"), an outsourcing company, from June 1996 to June 1999, where he oversaw the group's operations in 13 countries throughout Europe, the Middle East and Africa, and prior to that was the Managing Director for EDS' Communications and Media Division. Prior to that, Mr. Norton-Standen was employed by Digital Equipment Corporation in a number of management roles, and acted in an advisory capacity for a number of organizations, including the United States Trade and Investment Council in Brussels, the Electrical Power Research Institute in the United States, the Centre for European Policy Studies in Brussels and the Federation of Electronics Industry in the United Kingdom. Mr. Norton-Standen has also acted as an advisor for a number of companies, including British Telecom, Hewlett Packard, Deutsche Bank, Reuters and ING Baring.

        ROGER B. PONTING has been our Chief Financial Officer since June 1, 2004. Mr. Ponting has a diversified background based upon experience gained from both practice and industry within the software development and Internet service provider sectors. From August 2002 to May 2004, Mr. Ponting was involved in various ongoing financial management activities, including being employed as a consultant to various private equity clients. From September 2003 to May 2004, Mr. Ponting was the Chief Financial Officer of Net Acquisitions, Inc., an internet service provider outsourced management vehicle. >From November 2000 to July 2002, Mr. Ponting held various senior financial positions with FFastfill plc, an independent software development vendor listed on the London Alternative Investment Market. From July 1997 to October 2000, Mr. Ponting was employed by PricewaterhouseCoopers, an international accounting firm, where he operated in both audit and transaction services management roles. Prior to that, Mr. Ponting was an accountant with various provincial accounting firms, gaining considerable financial experience working with small to medium-sized enterprises. Mr. Ponting has also worked on a consulting basis with a number of private equity clients. Mr. Ponting is a Chartered Certified Accountant. In addition, Mr. Ponting has an MBA that he received from the University of Hertfordshire during 2002.

        TIM DEAN-SMITH has been our Deputy Chairman since the closing of the merger on March 25, 2004. Mr. Dean-Smith founded MK Secure Solutions Limited, our now wholly-owned subsidiary, and served as its Chairman and Chief Executive Officer from its inception in March 2003 until February 2004. Mr. Dean-Smith has been providing venture capital and/or management and fund-raising services to the following companies since the dates specified: (i) Polestar Space Applications, an internet/GPS asset tracking business specializing in the commercial shipping and yachting markets, since October 1998; (ii) Nextbus, a San Francisco based company that provides real time bus arrival information to passengers via the internet and mobile phone networks, since March 1996; (iii) ByBox, a logistics solutions company that produces locker banks that can be remotely programmed to enable the secure delivery of letters and parcels by couriers for consumers and businesses, since August 1999; (iv) Siam Supper Club, a restaurant and jazz bar located in Phuket, Thailand, since November 2002; and
(v) Power Pacific, a real estate brokerage firm located in Phuket, Thailand that engages in the acquisition, disposition and leasing of residential and non-residential real estate, since November 2002. In November 1998, Mr. Dean-Smith was an early investor in Valuad, a financial analysis software company that was acquired in July 2001, and in April 1999 was an early investor in Ibidlive, a technology company that enabled real time bidding in auctions via the internet, fixed phone lines and mobile phones and in which QXL PLC acquired a controlling stake in December 1999. Mr Dean-Smith was a founding investor and Chairman of Cube8 Group, an internet investment company, from August 1999 until its merger with Room Service Deliveries (UK) Limited in January 2002. From 1992 to 1996, Mr. Dean-Smith engaged in the purchase, investment and development or refurbishment of commercial property and residential properties in London, England. Mr. Dean-Smith studied for an MBA at London Business School and the Haas School of Business (University of California, Berkeley), receiving his MBA in 1995, and studied law at King's College in London, graduating with an LLB with Honors in 1997.

BOARD OF DIRECTORS

        Our Board of Directors is currently comprised of Graham Norton-Standen and Tim Dean-Smith. Each of Messrs. Norton-Standen and Dean-Smith will serve as Directors until the next annual meeting of shareholders or until their respective successor is duly elected and qualified. Directors are elected at the annual meeting of shareholders or by written consent of the shareholders, and each Director holds office until his successor is duly elected and qualified or he resigns, unless sooner removed. Officers are elected annually by our Board of Directors and serve at the discretion of the Board. During the fiscal year ended March 31, 2004, the Board of Directors held no meetings. All actions of the Board of Directors were taken by written consent. We do not currently have any committees of our Board of Directors.

DIRECTOR COMPENSATION

        We paid compensation in the amount of $97,500 to each of Messrs. Shaffer and Bills during the fiscal year ended March 31, 2004. Each payment consisted of a grant of 650,000 shares of our common stock. The grants were made under our 2001 Employee Stock Compensation Plan for the services they performed since the date of their appointment to the Board in November 2002. The value of the compensation was calculated based on the closing price of $.15 per share on the OTC Bulletin Board on March 25, 2004, the date of grant. No other compensation was paid to any of our other Directors during the fiscal year ended March 31, 2004.

        With the exception of Tim Dean-Smith, members of our Board of Directors receive no compensation for serving on our Board. Mr. Dean Smith receives annual compensation of approximately $136,500 for services rendered as our Deputy Chairman. Members of our Board are entitled to be reimbursed for the reasonable costs and expenses incurred in attending Board meetings.

DIRECTOR NOMINATIONS

        We currently have approximately 23 employees and conduct limited operations. As a result, our Board of Directors is currently comprised of only two individuals, Graham Norton-Standen and Tim Dean-Smith. Each of Messrs. Norton-Standen and Dean-Smith are integrally involved with our business and operations and are able to contribute valuable insights into the identification of suitable candidates for nomination to the Board. As a result, we believe that it is in our best interest that our entire Board oversee the composition and operations of our Board of Directors and therefore, we have not created a standing nominating committee of the Board.

SHAREHOLDER COMMUNICATIONS

        In light of the limited operations we conduct and the limited number of record and beneficial shareholders that we have, we have not implemented any formal procedures for shareholder communication with our Board of Directors. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our corporate secretary at MailKey Corporation, 130 Shaftesbury Avenue, London, England W1D 5EU. In general, all shareholder communication delivered to the corporate secretary for forwarding to the Board or specified Board members will be forwarded in accordance with the shareholder's instructions. However, the corporate secretary reserves the right to not forward to Board members any abusive, threatening or otherwise inappropriate materials.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

        Our Board of Directors has not created a standing audit committee of the Board. Instead, our full Board of Directors acts as our audit committee.

        To date, we have conducted limited operations since inception and have not yet generated any revenue. In light of the foregoing, and upon evaluating our internal controls, our Board of Directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors is an "audit committee financial expert."

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish to us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended March 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

CODE OF BUSINESS CONDUCT AND ETHICS

        We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote:
(i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the Code of Ethics.

        A copy of our Code of Business Conduct and Ethics is attached hereto as
Exhibit 14.1 and incorporated by reference herein. You may also obtain a copy of our Code of Business Conduct and Ethics by visiting our website at www.mailkey.com.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended March 31, 2004, 2003 and 2002.

                                        SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION
Name and                                                                                All Other
Principal Position                  Fiscal Year      Salary ($)        Bonus ($)        Compensation ($)
------------------                  -----------      ----------        ---------        ----------------

Graham Norton-Standen                  2004             7,182             -0-                 -0-
CHAIRMAN, CHIEF EXECUTIVE
OFFICER AND SECRETARY

Andrew J. Kacic (1)                    2004               -0-             -0-               3,750 (2)
FORMER CHAIRMAN AND                    2003               -0-             -0-                 -0-
CHIEF EXECUTIVE OFFICER

(1) Mr. Kacic was an executive officer and Director of the Company from November 2002 until his resignation on March 26, 2004.

(2) Consisted of 25,000 shares of our common stock issued to Mr. Kacic under the Company's 2001 Employee Stock Compensation Plan, calculated based on the closing price of $.15 per share on the OTC Bulletin Board on March 25, 2004, the date of grant.

        Graham Norton Standen, our Chairman, Chief Executive Officer and Secretary, receives annual compensation in the amount of approximately $420,000. Roger B. Ponting, our Chief Financial Officer, receives annual compensation in the amount of approximately $140,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

        We did not grant any stock options or stock appreciation rights to any of our named executive officers during the fiscal year ended March 31, 2004.

                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        No stock options or stock appreciation rights were exercised by any of our named executive officers during the fiscal year ended March 31, 2004, and no stock appreciation rights were issued and outstanding at the end of such fiscal year.

        The following table provides certain summary information concerning the number of stock options exercised by such executive officers during the fiscal year ended March 31, 2004, and the aggregate number and value of options issued and outstanding at the end of such fiscal year.

                                                              Number of Securities       Value of Unexercised
                                                                  Underlying                 In-the-Money
                                                               Unexercised Options           Options at
                                Shares                       at Fiscal Year-End (#)        Fiscal Year-End ($)
                              Acquired on        Value            Exercisable/              Exercisable/
Name                           Exercise        Realized          Unexercisable              Unexercisable (1)
----                           --------        --------          -------------              -------------
Graham Norton-Standen            ---             ---         366,600 / 1,133,400 (2)    1,173,120 / 3,626,880
Andrew J. Kacic                  ---             ---                  ---                         ---

(1) The last price of our common stock as reported on the OTC Bulletin Board on March 31, 2004, was $3.20 per share.

(2) Mr. Norton-Standen was granted options to acquire 15,000 ordinary shares of MK Secure Solutions Limited on December 1, 2003, in connection with his appointment as the Chairman and Chief Executive Officer of MK Secure Solutions Limited. Upon our acquisition of MK Secure Solutions Limited on March 25, 2004, these securities automatically converted into options to acquire 1,500,000 shares of our common stock.

            LONG-TERM INCENTIVE PLANS AND AWARDS IN LAST FISCAL YEAR

        We did not make any awards under long-term incentive plans to any of our named executive officers during the fiscal year ended March 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of March 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plan.

                                                                                             Number of securities
                                                   Number of             Weighted-           remaining available
                                               securities to be           average            for future issuance
                                                 issued upon           exercise price            under equity
                                                  exercise of          of outstanding        compensation plans
                                                  outstanding             options,          (excluding securities
                                               options, warrants          warrants               reflected in
                                                  and rights             and rights                column (a))
                                                     (a)                    (b)                        (c)
Equity compensation plans
   approved by security holders (1)                    ---             Not applicable             3,675,000

Equity compensation plans not                          ---             Not applicable             1,500,000
   approved by security holders (2)
                                                       ---             Not applicable             5,175,000
         Total

(1) Consists of the 2001 Employee Stock Compensation Plan.

(2) Consists of the MK Secure Solutions Limited Employee Benefit Trust.


DESCRIPTION OF PLANS NOT APPROVED BY SECURITY HOLDERS

        In March 2004, the board of directors of MK Secure Solutions Limited adopted the MK Secure Solutions Limited Employee Benefit Trust (the "Trust"). The Trust provides for the distribution by one or more trustees ("Trustees") of income, property and other assets of the Trust ("Trust Property") to current and former employees and directors of MK Secure Solutions Limited, or any parent to or subsidiaries of MK Secure Solutions Limited, as well as members of such persons' immediate family (the "Beneficiaries"). The Trust was formed for the purpose of providing incentives to the Beneficiaries to exert maximum efforts for the success of MK Secure Solutions Limited.

        The Trust has been funded with approximately $12,500 and 1,500,000 shares of our common stock. Under the terms of the Trust, Trustees may distribute the Trust Property for the benefit of any one or more of the Beneficiaries in such manner as the Trustees determine in their sole discretion. The Trustees are entitled to remuneration for services performed as well as reimbursement of reasonable expenses incurred in the performance of such services. Trustees may be appointed to and removed from the Trust in MK Secure Solutions Limited's sole discretion. The current Trustee is Confiance Limited, a Guernsey private limited company.

        As of June 30, 2004, the Trustee had not made any distributions of Trust Property to any Beneficiaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of July 9, 2004, information with respect to the securities holdings of all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock. The following table also sets forth, as of such date, the beneficial ownership of the common stock by all of our executive officers and directors, both individually and as a group. The beneficial owners set forth below have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 130 Shaftesbury Avenue, London, England W1D 5EU.

                                                                           Amount and
                                                                            Nature of               Percentage
Name and Address of Beneficial Owner                                  Beneficial Ownership         of Class (1)
------------------------------------                                  --------------------         ---------
Graham Norton-Standen                                                    1,500,000 (2)                 4.9%

Tim Dean-Smith                                                           4,982,752 (3)                16.9%

Roger B. Ponting                                                            30,000                       *

Westvale Consultants Limited                                             3,332,752 (4)                11.4%

Andrew J. Kacic                                                                ---                       *
7025 E. First Avenue
Suite 5
Scotsdale, Arizona 85251

Confiance Limited, as Trustee for                                        1,500,000 (5)                 5.1%
   MK Secure Solutions Limited
   Employee Benefit Trust
5-7 Victoria Road
St. Peter Port
Guernsey Channel Islands GY1 1HU

Mercury Limited                                                          1,600,000 (6)                 5.5%
CTV House
La Pouquelaye
St. Helier
United Kingdom JE2 3GF

All directors and executive officers as a group                            6,512,752                  21.0%

---------------------

* Less than one percent (1%).

(1) The percentages have been calculated based upon 29,355,251 shares of common stock outstanding as of July 9, 2004 plus, for each person or group, the number of shares of our common stock issuable upon the exercise of any convertible securities beneficially owned by such person or group.

(2) Includes 1,500,000 shares issuable upon the exercise of outstanding options.

(3) Includes 3,332,752 shares owned by Westvale Consultants Limited, over which Mr. Dean-Smith has sole voting and investment power, and 150,000 shares issuable upon the exercise of outstanding options.

(4) The power to vote and dispose of these shares is controlled by Mr.
Dean-Smith.

(5) The power to vote and dispose of these shares is controlled by the members of the board of directors of MK Secure Solutions Limited.

(6) The power to vote and dispose of these shares is controlled by Paul Hesketh.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On February 12, 2004, we issued 200,000 shares of our common stock and a warrant to acquire 200,000 shares of our common stock to Corporate Communications Network, Inc. for total consideration of $65,000. At the time of the issuance, Corporate Communications Network, Inc. was the beneficial owner of more than five percent (5%) of our common stock.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)     The following documents are filed as exhibits to this report.


Exhibit No.                                        Description
-----------                                        -----------

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1(1) to the Company's Registration Statement on Form 10SB filed with the SEC on February 3, 2000 (the "Registration Statement"))

     3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

     3.3 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(2) to the Registration Statement)

     3.4 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(3) to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003)

     3.5 Certificate of Correction to Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(4) to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003)

     4.1        Specimen Stock Certificate (incorporated by reference to Exhibit
                4.1 to the Registration Statement)

    10.1 Stock Purchase and Sale Agreement, dated as of February 5, 2003, by and between MailKey Corporation (f/k/a/ Sutton Trading Solutions, Inc.) and Link Investment Holdings Inc. Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002)

    14.1        Code of Business Conduct and Ethics

    21.1        Subsidiaries of the Company

    31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

(b)     Reports on Form 8-K.

        None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents fees for professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for the fiscal year ended March 31, 2004 and fees billed for other services rendered by L J Soldinger Associates, LLC during such year, and professional audit services performed by Spicer Jeffreys LLC for the audit of our annual financial statements for the fiscal year ended March 31, 2003, and fees billed for other services rendered by Spicer Jeffreys LLC during such year.

                                                  2004                   2003
                                                  ----                   ----

Audit Fees:                                  $[______]                 $6,000

Audit-Related Fees:                          $[______]                    -0-

Tax Fees:                                          -0-                    -0-

All Other Fees:                                    -0-                    -0-
                                       ----------------        ---------------

Total:                                       $[______]                 $6,000
                                       ================        ===============

AUDIT FEES consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

TAX FEES consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

ALL OTHER FEES consist of fees billed for products and services provided by the principal accountant, other than those services described above.

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

        Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During the fiscal year ended March 31, 2004, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)

                              FINANCIAL STATEMENTS


                                 MARCH 31, 2004

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)

                                                                                 Page(s)
                                                                               ----------
Report of Independent Registered Public Accounting Firm                           F-2

Consolidated Balance Sheets                                                       F-3

Consolidated Statements of Operations                                             F-4

Consolidated Statements of Comprehensive Loss                                     F-5

Consolidated Statements of Cash Flows                                             F-6

Consolidated Statements of Shareholders' Deficit                               F-7 - F-10

Notes to Financial Statements                                                     F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Mailkey Corporation
Road Town, Tortola, British Virgin Islands

We have audited the accompanying consolidated balance sheets of Mailkey Corporation and subsidiaries (a development stage entity) as of March 31, 2004 and December 31, 2003, and the related consolidated statements of operations, comprehensive loss, shareholders' deficit and cash flows for the three months ended March 31, 2004 and the period March 11, 2003 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mailkey Corporation and subsidiaries as of March 31, 2004 and December 31, 2003 and the consolidated results of its operations, comprehensive loss, shareholders' deficit, and cash flows for the three months ended March 31, 2004 and the period March 11, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 4 to the financial statements, the company has incurred net losses since inception. Also, the Company has not recognized any revenue and does not have sufficient funds to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J SOLDINGER ASSOCIATES LLC


Deer Park, Illinois
July 13, 2004

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                           Consolidated Balance Sheets

                                                      ASSETS
                                                      ------
                                                                                    March 31,         December 31,
                                                                                      2004                2003
                                                                                  ------------        ------------
Current Assets
   Cash                                                                            $  437,523          $   68,282
   Prepaid assets                                                                      57,941              13,262
   Subscription receivable-collected April 2004                                       403,000                   -
                                                                                  ------------        ------------

Total Current Assets                                                                  898,464              81,544

Property and equipment, net                                                            63,259              34,816
                                                                                  ------------        ------------

Total Assets                                                                       $  961,723          $  116,360
                                                                                  ============        ============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                      -------------------------------------

Current Liabilities
    Short-term loan payable - related party                                        $   43,087          $   61,660
    Short-term loans payable                                                          465,701                   -
    Accrued liabilities                                                               582,681             203,728
                                                                                  ------------        ------------

Total Current Liabilities                                                           1,091,469             265,388
                                                                                  ------------        ------------

Commitments and Contingencies

Shareholders' Deficit
    Minority interest                                                                       -                   -
    Common shares $0.001 par, 100,000,000 and 470,000,000 shares authorized, 28,865,238 and 21,895,000 issued and outstanding, at
      2004 and 2003, respectively                                                      28,865              21,895
    Additional paid-in capital                                                      6,688,205           1,977,481
    Accumulated foreign exchange translation adjustment                                 6,204               9,251
    Deficit accumulated during the development stage                               (4,667,885)         (2,157,655)
    Deferred compensation                                                          (1,922,635)                  -
    Subscriptions receivable                                                         (262,500)                  -
                                                                                  ------------        ------------

Total Shareholders' Deficit                                                          (129,746)           (149,028)
                                                                                  ------------        ------------

Total Liabilities and Shareholders' Deficit                                        $  961,723          $  116,360
                                                                                  ============        ============

                 See notes to consolidated financial statements.

                       MAILKEY CORPORATIONAND SUBSIDIARIES
                          (A Development Stage Entity)
                      Consolidated Statements of Operations

                                                                January 1, 2004          March 11,
                                                                       to             (Inception) to
                                                                 March 31, 2004      December 31, 2003
                                                                ---------------      -----------------
Revenues                                                          $          -         $          -

Operating Expenses
    Software development and other compensation                      1,607,561            1,474,195
    Consulting fees - related party                                    260,530              246,637
    Legal and professional fees                                        246,337              227,446
    Other selling, general and administrative                          325,320              210,541
                                                                ---------------      -----------------

Total Operating Expenses                                             2,439,748            2,158,819
                                                                ---------------      -----------------

Loss from Operations                                                (2,439,748)          (2,158,819)

Interest expense                                                       (70,605)                  -
Interest income                                                            123                  753
                                                                ---------------      -----------------

Loss Before Minority Interest                                       (2,510,230)          (2,158,066)

Minority Interest in Losses of Subsidiaries                                  -                  411
                                                                ---------------      -----------------

Net Loss                                                          $ (2,510,230)        $ (2,157,655)
                                                                ===============      =================

Basic and Diluted Loss Per Share                                  $      (0.11)        $      (0.16)
                                                                ===============      =================

Weighted Average Shares Outstanding                                 23,558,027           13,615,177
                                                                ===============      =================

                 See notes to consolidated financial statements.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                  Consolidated Statements of Comprehensive Loss

                                                                January 1, 2004          March 11
                                                                      to              (Inception) to
                                                                March 31, 2004       December 31, 2003
                                                                ---------------      -----------------
   Net loss                                                       $ (2,510,230)        $ (2,157,655)

    Foreign Currency Translation Adjustments                           (3,047)                9,251
                                                                ---------------      -----------------

    Comprehensive Loss                                            $ (2,513,277)        $ (2,148,404)
                                                                ===============      =================

                 See notes to consolidated financial statements.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                      Consolidated Statements of Cash Flows

                                                                  January 1, 2004         March 11
                                                                         to            (Inception) to
                                                                   March 31, 2004    December 31, 2003
                                                                 ----------------    -----------------
Cash Flows from Operating Activities
    Net loss                                                       $ (2,510,230)        $ (2,157,655)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                       5,127                9,785
      Amortization of debt discount and beneficial
        conversion feature                                               62,428                    -
      Amortization of deferred compensation                             163,888                    -
      Stock-based compensation                                          970,200              658,522
      Minority interest share in losses of subsidiaries                       -                (411)
      Increase (decrease) in cash flows due to changes in
        operating assets and liabilities:
      Prepaid assets                                                    (44,679)             (13,262)
      Accounts payable and accrued liabilities                          378,953              203,728
                                                                 ----------------     ----------------

Net Cash Used in Operating Activities                                  (974,313)          (1,299,293)
                                                                 ----------------     ----------------

Cash Flows from Investing Activities
    Acquisition of property and equipment                               (33,570)             (44,601)
                                                                 ----------------     ----------------

Net Cash Used in Investing Activities                                   (33,570)             (44,601)
                                                                 ----------------     ----------------

Cash Flows from Financing Activities
    Proceeds of short-term loans payable -
      related party                                                      19,857               61,660
    Repayment of proceeds of short-term loans payable -
      related party                                                     (38,430)                   -
    Issuance of subsidiary shares to minority interests                       -                  411
    Issuance of common share capital                                    842,500            1,490,644
    Expenditures for offering costs                                     (93,756)            (149,790)
    Proceeds from short-term debt and
      related warrants                                                  650,000                    -
                                                                 ----------------     ----------------

Net Cash Provided by Financing Activities                             1,380,171            1,402,925
                                                                 ----------------     ----------------

Effect of Exchange Rate Changes on Cash                                  (3,047)               9,251
                                                                 ----------------     ----------------

Net Increase in Cash                                                    369,241               68,282

Cash, Beginning of period                                                68,282                    -
                                                                 ----------------     ----------------

Cash, End of period                                                $    437,523         $     68,282
                                                                 ================     ================

Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
       Interest                                                    $          -         $          -
                                                                 ================     ================
       Income Tax                                                  $          -         $          -
                                                                 ================     ================

                 See notes to consolidated financial statements.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                Consolidated Statements of Shareholders' Deficit

                                                                                 Common Shares
                                                  Minority            --------------------------------------
                                                  Interest                Shares               Amount
                                                --------------        ----------------    ------------------
Balance at March 11, 2003
  (Date of Inception)                               $     -                       -              $      -

Issuance of "founders" shares
  at $0.001 per share - March                             -               8,692,900                 8,693

Issuance of shares at $0.05 per share
  for $0.001 cash and $0.0499                             -               5,110,397                 5,110
  services - October

Issuance of shares at $0.05 per share
  for cash - October                                      -               1,976,318                 1,976

Issuance of shares at $0.05 per share
  for services - October                                  -                 483,800                   484

Issuance of shares and warrants at
  $0.25 per share plus 1/2 of a warrant - Jun - Aug       -               3,306,000                 3,306

Issuance of shares valued at $0.1919
  per share for services - Jun - Aug                      -               1,230,585                 1,231

Issuance of shares and warrants at
  $0.50 per share plus 1/2 of a warrant - Aug - Nov       -                 490,000                   490

Issuance of shares valued at $0.3878
  per share for services - Aug - Nov                      -                 230,000                   230

Issuance of shares and warrants at
  $0.85 for one share plus 1/2 of a warrant- Nov - Dec    -                 375,000                   375

Consulting fees paid in conjunction
  with 2003 share issuances                               -                       -                     -

Options issued for services                               -                       -                     -

Issuance of minority interest in
  subsidiary                                            411                       -                     -

Foreign currency translation
  adjustments                                             -                       -                     -

Minority interest in loss                              (411)                      -                     -

Net loss                                                  -                       -                     -
                                                --------------        ----------------      ----------------

Balance, December 31, 2003                           $    -              21,895,000              $ 21,895
                                                ==============        ================      ================

                 See notes to consolidated financial statements.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                Consolidated Statements of Shareholders' Deficit

                                                                  Accumulated          Deficit
                                                                    Foreign          Accumulated
                                                  Additional        Exchange          During the
                                                   Paid-in        Translation        Development
                                                   Capital         Adjustment            Stage             Total
                                               ---------------    -------------    ----------------   ---------------
Balance at March 11, 2003
  (Date of Inception)                               $      -        $       -        $          -       $         -

Issuance of "founders" shares
  at $0.001 per share - March                         (7,824)               -                   -               869

Issuance of shares at $0.05 per share
  for $0.001 cash and $0.0499 services - Oct         250,921                -                   -           256,031

Issuance of shares at $0.05 per share
  for cash - October                                  96,845                -                   -            98,821

Issuance of shares at $0.05 per share
  for services - October                              23,703                -                   -            24,187

Issuance of shares and warrants at $0.25
  for one share plus 1/2 of a warrant - Jun - Aug    823,194                -                   -           826,500

Issuance of shares valued at $0.1919 per
  share for services - Jun - Aug                     235,041                -                   -           236,272

Issuance of shares and warrants at $0.50
  per share plus 1/2 of a warrant - Aug - Dec        244,510                -                   -           245,000

Issuance of shares valued at $0.3878 per
  share for services Aug - Nov                        88,986                -                   -            89,216

Issuance of shares and warrants at 0.85
  for one share plus 1/2 of a warrant - Nov - Dec    318,375                -                   -           318,750

Consulting fees paid in conjunction
  with 2003 share issuances                         (149,790)               -                   -          (149,790)

Options issued for services                           53,520                -                   -            53,520

Issuance of minority interest in
  subsidiary                                               -                -                   -               411

Foreign currency translation
  adjustments                                              -            9,251                   -             9,251

Minority interest in loss                                  -                -                   -              (411)

Net loss                                                   -                -          (2,157,655)       (2,157,655)
                                               ---------------    -------------    ----------------   ---------------

Balance, December 31, 2003                       $ 1,977,481        $   9,251        $ (2,157,655)      $  (149,028)
                                               ===============    =============    ================   ===============

                 See notes to consolidated financial statements.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                Consolidated Statements of Shareholders' Deficit

                                                                                   Common Shares
                                                 Minority              ---------------------------------------
                                                 Interest                  Shares                 Amount
                                               --------------          ----------------       ----------------

Balance at December 31, 2003
  Restated for division of stock                $        -                21,895,000               $ 21,895

Transfer of shares $0.6468 per share
  for employee benefit trust                             -                 1,500,000                  1,500

650,000 warrants issued in connection
  with notes payable of $650,000
  beneficial conversion feature on notes
  payable - January 23 to February 23, 2004              -                         -                      -

Issuance of shares at $0.85 per share
  for cash - March 24                                    -                   950,000                    950

Issuance of shares on exercise of
  warrants at $0.50 -  March 24                          -                 1,001,000                  1,001

Issuance of shares on exercise of
  warrants at $1 - March 24                              -                   100,000                    100

Issuance of shares on exercise of
  options at $0.125 - March 24                           -                   800,000                    800

Consulting fees incurred in conjunction
  with 2004 share issuances                              -                         -                      -

Options issued to consultants in
  connection with services in
  January 2004                                           -                         -                      -

Amortization of options issued to
  consultants                                            -                         -                      -

Shares deemed issued in recapitalization
  transaction - March 25, 2004                           -                 2,619,238                  2,619

Foreign currency translation                             -                         -                      -

Net loss                                                 -                         -                      -
                                               --------------          ----------------       ----------------

Balance, March 31, 2004                          $       -                28,865,238               $ 28,865
                                               ==============          ================       ================

                 See notes to consolidated financial statements.

                      MAILKEY COROPRATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                Consolidated Statements of Shareholders' Deficit

                                                                                          Accumulated    Deficit
                                                                                            Foreign    Accumulated
                                            Additional                                     Exchange     During the
                                             Paid-in       Subscription      Deferred     Translation  Development
                                             Capital        Receivable     Compensation    Adjustment      Stage         Total
                                          ------------     ------------    ------------   -----------  ------------   -----------
  Balance at December 31, 2003             $ 1,977,481      $       -      $         -      $ 9,251    $(2,157,655)   $  (149,028)


Transfer of shares $0.6468 per share
  for employee benefit trust                   968,700              -                -            -              -        970,200

650,000 warrants issued in connection
  with notes payable of $650,000
  beneficial conversion feature on
  notes payable - January 23 to
  February 26, 2004                            246,727              -                -            -              -        246,727

Issuance of shares at $0.85 per share
  for cash - March 24                          806,550       (212,500)               -            -              -        595,000

Issuance of shares on exercise of
  warrants for $0.50 - March 24                499,499              -                -            -              -        500,500

Issuance of shares on exercise of
  warrants at $1 - March 24                     99,900        (50,000)               -            -              -         50,000

Issuance of shares on exercise of
  options at $0.125 - March 24                  99,200              -                -            -              -        100,000

Consulting fees incurred in conjunction
  with 2004 share issuances                    (93,756)             -                -            -              -        (93,756)

Options issued to consultants in
  conjunction with services in
  January 2004                               2,086,523              -       (2,086,523)           -              -              -

Amortization of options issued to
  consultants                                        -              -          163,888            -              -        163,888

Shares deemed issued in recapitalization
  transaction - March 25, 2004                  (2,619)             -                -            -              -              -

Foreign currency translation
  adjustments                                        -              -                -       (3,047)             -         (3,047)

Net loss                                             -              -                -            -     (2,510,230)    (2,510,230)
                                          -------------    -----------    -------------    ---------  -------------   ------------

Balance, March 31, 2004                    $ 6,688,205      $(262,500)     $(1,922,635)     $ 6,204    $(4,667,885)   $  (129,746)
                                          =============    ===========    =============    =========  =============  =============

                 See notes to consolidated financial statements.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


1. NATURE OF BUSINESS

          On March 25, 2004, pursuant to an Agreement and Plan of Merger, Global Diversified Acquisition Corp. ("GDAC"), acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effected by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding Mailkey stock after the transaction. GDAC then changed its name to Mailkey Corporation ("Mailkey") and now Mailkey, conducts its principal administrative, research and development operations in the United Kingdom through a wholly - owned subsidiary and conducts additional operations through a 60% owned subsidiary in Singapore. Sales and marketing efforts are conducted from offices in those countries. Mailkey and its majority owned subsidiaries (collectively, "Group" or "Company") seeks to eventually sell in most of the world.

          Mailkey was the legal acquirer in the merger. MKSS was the accounting acquirer since its shareholders acquired a majority of the outstanding common stock of Mailkey. The merger transaction has been treated as recapitalization of MKSS and the financial statements presented for the period prior to the merger are those of MKSS as if MKSS had always been the reporting Company. The capital accounts, share disclosures and weighted average shares outstanding for the period prior to the merger have been retroactively restated to reflect the current equivalent shares based on the exchange ratio used in the merger. The activities of Mailkey, the parent company, are only included in the Group consolidated financial statements from March 25, 2004 forward.

          The Group designs, develops, and intends to sell and support an integrated software product Mailkey Message Manager that is a multi-device, multi-message platform that allows network administrators and network operators to protect their individual users through filtration from unwanted electronic mail.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The company's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

          Since the inception of the Company, management has been in the process of designing and developing its products, raising capital, hiring personnel and obtaining customers. Accordingly, the Company is a development stage enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting for Development Stage Enterprises. Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the company to the current balance sheet.

     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

          As of the balance sheet date, the Group had not delivered product or provided services to customers that provide the group with revenue. The company will recognize revenue in accordance with Statement of Position ("SOP") 97-2 SOFTWARE REVENUE RECOGNITON, and SOP 98-9 - MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITON, WITH RESPECT TO CERTAIN TANSACTIONS to its specific business.

     Consolidation

          The consolidated financial statements include the financial position and results of MKSS and its 100%-owned subsidiary, MK Secure Solutions Ltd, a company incorporated under the laws of the United Kingdom and its 60%-owned subsidiary, Mailkey Asia PTE, Ltd. in addition to Mailkey. The consolidated financial statements exclude all intercompany balances and transactions. The losses of subsidiaries are allocated to the minority interests to the extent of their equity capital. Losses in excess of minority interests' equity are charged to the Group.

     Research and Development

          The Group expenses software research costs in accordance with SFAS No. 86 - "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("SFAS 86"). Under SFAS No. 86, software development costs are expensed as incurred until management determines that the software is technologically feasible as evidenced by detailed program designs or by a working mode. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs will begin. Amortization for the period will be computed using the greater of (a) the ratio of the product's current gross revenues to the total of current gross revenues and management's estimate of future gross revenues or (b) the straight-line method computed by dividing the remaining unamortized cost by the estimated remaining economic life of the product. At each balance sheet date, the unamortized capital costs are compared to the net realizable value. The amount of capitalized costs which exceed the net realizable value is written off.

          Research and development costs relating principally to the design and development of products are expensed as incurred. The Company incurred $665,000 and $385,000 of research and development expense for the period ended December 31,2003 and the three months ended March 31,2004

     Property and Equipment

          Property and equipment, consisting of furniture, fixtures and equipment, are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line methods over the estimated useful lives of three to five years.

     Income Taxes

          Each corporation within the Group files its own separate corporate tax returns. Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of valuation allowances, which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred tax assets and liabilities are recognized for future tax benefits such as net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation reserve has been recorded against deferred tax assets because management has determined it is more

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     likely than not that the deferred tax assets will not be realized. No provision has been made for the United States income tax effects of undistributed earnings or unrealized losses of non-US subsidiaries as management expects these earnings to be reinvested indefinitely or received substantially free of additional tax.

     Loss Per Share

          Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with the 3,375,000 stock options and 3,142,354 warrants outstanding at March 31, 2004 and the 1,780,700 stock options, and 2,085,500 warrants that were outstanding at December 31, 2003 were not included because their inclusion would be antidilutive (i.e. reduce the net loss per share).

     Stock Based Compensation

          The Group follows the provisions of SFAS No. 123 - "ACCOUNTING FOR STOCK BASED COMPENSATION". As permitted under SFAS No. 123, the Group has continued to utilize APB 25 "Accounting For Stock Issued To Employees", and related interpretations, in accounting for its stock-based compensation to employees and directors. Had compensation expense for the three month period ended March 31, 2004 and the period from March 11, 2003 (inception) to December 31, 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148 - "AN ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS 123," the Group net loss and net loss per share would have differed as follows:

                                                                  March 31, 2004   December 31, 2003
                                                                  --------------   -----------------

     Net loss, as reported                                         $(2,510,230)       $(2,157,655)
     Add:  Stock-based employee compensation expense included
         in reported net income determined under APB No. 25,
         net of related tax effects                                         --             53,520
       Deduct:  Total stock-based employee compensation expense
        determined under fair-value-based method for all awards,
        net of related tax effects                                    (107,889)           (76,412)
                                                                   -----------        -----------

     Pro forma net income                                          $(2,618,119)       $(2,180,547)
                                                                   -----------        -----------

     Earnings per share:

        Basic and diluted - as reported                            $     (0.11)       $     (0.16)
        Basic and diluted - pro forma                              $     (0.11)       $     (0.16)

          These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumption used in the model.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                    2004    2003
                                                   -----    ----
     Risk free rate                                3.0%     3.1%
     Expected years until exercise                 4.7        5
     Expected stock availability                   150%     150%
     Dividend yield                                 --       --

     Foreign Currency Translation

          The Group's functional currency is the UK Pound Sterling. The Group's reporting currency is the US dollar. All assets and liabilities recorded in the functional currency have been translated at exchange rates in effect at each balance sheet date. Revenue, expenses and cash flows have been translated at the weighted-average exchange rates for the period. The resulting adjustments have been charged or credited directly to foreign exchange translation adjustments in the statement of "other comprehensive loss".

     Comprehensive Loss

          The Company has included a statement of comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income, or loss, in addition to net loss from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. As of March 31,2004 December 31, 2003, the Company's comprehensive loss consists of net loss and foreign currency translation adjustments.

     Fair Value of Financial Instruments

          The carrying value of prepaid assets and accrued expenses approximates fair value due to the relatively short maturity of these instruments. The face value of the note payable is $650,000 as of March 31, 2004 but is reflected at a discount in these financial Statements

3.   RECAPITALIZATION TRANSACTION

          On March 25, 2004, pursuant to an Agreement and Plan of Merger between Global Diversified Acquisition Corp ("GDAC"), G.D. Acquisition Corp ("GD Corp"), a subsidiary of GDAC, MK Secure Solutions, Ltd ("MKSS") and Westvale Consultants, Ltd. ("Westvale"), a principal shareholder of MKSS, GD Corp was merged with and into MKSS, with MKSS remaining as the surviving entity and becoming a wholly-owned subsidiary of GDAC.

     Pursuant to the terms of the merger agreement,

     (i) GDAC issued 26,246,000 shares of its common stock to the holders of MKSS's capital stock, in exchange for all of the issued and outstanding shares of MKSS's capital stock, representing approximately 90% of the then total issued and outstanding stock of GDAC.

     (ii)  GDAC's incumbent board members agreed to resign as directors of GDAC.

     (iii) MKSS received the right to appoint new members of GDAC's board.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

3.   RECAPITALIZATION TRANSACTION (Continued)

     (iv) All of the MKSS outstanding warrants, options and loan units, became convertible intooptions, warrants and loan units of GDAC adjusted at the rate of one hundred for one and the strike prices for the individual options, warrants and loan units were adjusted at a rate of one hundredth of the original strike prices.

          As a result of the terms of the merger agreement as stated above, the merger is deemed to have involved a change in control of GDAC. The combination of MKSS and GDAC is being treated as a recapitalization of MKSS. GDAC is the legal acquirer in the merger. The Company is the accounting acquirer since their shareholders acquired a majority ownership interest in GDAC. Consequently, the financial statements of MKSS have become those of GDAC. GDAC subsequently changed its name to Mailkey Corporation

4.   GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. The Group incurred a net loss of $2,510,230 with no net revenue during the period January 1,2004 to March 31, 2004, and, as of that date, had a shareholder's deficit of $129,746. Those conditions raise substantial doubt about the Group's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management plans to raise additional capital through private placement equity offerings in 2004. These funds, in addition to its cash and subscription receivables held at March 31, 2004, will be needed in order to finance the Company's currently anticipated needs for operating and capital expenditures for fiscal 2004.

          The Company's ability to continue as a going concern is dependent upon raising capital through debt and equity financing. There can be no assurance that the Company will successfully raise the required future financing on terms desirable to the Company. If the Company does not obtain the needed funds, it will likely be required to delay development of its products, alter its business plan, or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.   PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31, 2003:

                                        March 31,   December 31,
                                          2004          2003
                                        ---------   ------------

      Office equipment                   $14,868      $13,652
      Computer equipment                  63,562       30,949
                                         -------      -------

                                          78,430       44,601

      Less:  Accumulated depreciation     15,171        9,785
                                         -------      -------

                                         $63,259      $34,816
                                         =======      =======

          Depreciation expenses for the three months ending March 31, 2004 and the period december 31, 2003 was $5,386 and $9,785, respectively

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


6.   SHORT-TERM LOAN PAYABLE--RELATED PARTY

          The short-term loan payable from a related party represents an advance from a company controlled by a family member of one of the Group's directors. The loan has a maximum borrowing amount of 35,500 pounds Sterling ($65,242 at March 31, 2004) of which 23,445 pounds ($43,080 at March 31, 2004) was outstanding at March 31, 2004 and $61,660 was outstanding as of December 31, 2003. The note bears interest at the base rate of Barclays bank + 1% (4.75% at March 31, 2004). The due date of the note is dependent on the date of certain capitalization provisions as defined in the document and was originally scheduled to be repaid May 31, 2004. However, in 2004 the due date was extended to September 30, 2004.

7.   SHORT-TERM LOANS PAYABLE

          The Group has obtained bridge loans to meet their short-term working capital needs. During January 1 through March 31, 2004, the Group borrowed $650,000 though this process. These loans were to be repaid or converted by July 31, 2004 and bear interest at an annualized rate of 10%. The loan holders have the right at any time through June 30, 2004, to convert their loan principal into common shares at a rate of $0.85 per share. As additional consideration for each loan unit which consisted of a loan of $50,000, the lenders were granted 50,000 warrants. Each warrant entitles the holder to purchase one common share at an exercise price of $1.00 per share at any time through to October 31, 2005.

          Using the Black-Scholes model the Group estimated the fair value of the warrants and allocated $201,058 of the $650,000 proceeds received to the warrants which was recorded as a discount on the notes payable.

          Also, on the dates of the issuance of the notes payable, the Group's common stock had an estimated value per share that, based on the terms of the conversion associated with the notes, created an intrinsic value associated with the beneficial conversion feature estimated at $45,669, which was recorded as a discount on the notes payable.

          $62,428 of the above discussed discounts was expensed as interest expense in the three months ended March 31, 2004.

8.   WARRANTS

          Each warrant entitles the holder to purchase one common share at a stated exercise price any time through a stated expiration date. The warrants outstanding were as follows:

                                                       March 31,    December 31,
                                                         2004           2003
                                                       ---------    ------------

     Exercise price $0.50, expiration October 2005       652,000     1,653,000

     Exercise price $1.00, expiration October 2005     1,839,354       432,500

     Exercise price $2.00, expiration March 2005         650,500            --
                                                       ---------     ---------

     Total                                             3,141,854     2,085,500
                                                       =========     =========

          During the three months ended March 31, 2004, the Company issued 650,500 warrants with a $2.00 exercise price and a March 2005 expiration to existing holders of the $0.50 and $1.00 warrants to induce them to exercise 1,001,000 and 100,000 warrants, respectively.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

9.   COMMITMENTS

          As of March 31, 2004, the Group had commitments under operating leases that required minimum payment that approximates $50,500 through March 31, 2005. Rent expense for the three months ended March 31, 2004 and for the period March 11 (inception) through December 31, 2003 was $37,114 and $64,734, respectively.

10.  INCOME TAX

          The Company's principal activities have been conducted by the United Kingdom operating company and its subsidiaries. No provision has been made for the United States income tax effects of undistributed earnings or unrealized losses of non-US subsidiaries as management expects these earnings to be reinvested indefinitely or receive treatment substantially free of additional tax. Consequently the income tax provision consists principally of United Kingdom taxes. Certain expenses incurred by MKSS are estimated by management to not be deductible for United States or United Kingdom purposes, thereby giving rise to permanent difference.

          Deferred income taxed reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes and net operating loss carryforwards. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets recognized as of March 31, 2004 and December 31, 2003 are presented below:

                                                       March 31,    December 31,
                                                         2004           2003
                                                     ------------   ------------
     Deferred tax assets:
       Principally, temporary differences
        related to copensation and net
        operating loss carryforward                  $ 1,050,000    $   650,000
                                                     -----------    -----------

     Less:  valuation allowance                       (1,050,000)      (650,000)
                                                     -----------    -----------

            Total deferred tax assets                $        --    $        --
                                                     ===========    ===========

          Income tax (expense) benefit for the three months ended March 31, 2004 and the period March 11 (inception) to December 31, 2003 consisted of the following:

                                                       March 31,    December 31,
                                                         2004           2003
                                                       ---------    ------------
     Deferred:
       Increase in tax benefit of temporary differences
        related to copensation and net operating
       Loss carryforward                               $ 400,000    $ 650,000
       (Increase) in valuation allowance                (400,000)    (650,000)
                                                       ---------    ---------

            Total deferred tax assets                  $      --    $      --
                                                       =========    =========

          The Company has loss carryforwards of approximately $1,710,000 as of March 31, 2004 that may be offset against future UK taxable income. This carryforward has no expiration. Management has determined that realization of deferred tax assets is less likely than not and accordingly has established a valuation allowance of $1,050,000 and $650,000 at March 31, 2004 and December 31, 2003 respectively. In addition, the Company has an estimated net operating loss carryover for United States income tax purposes of approximately $380,000 resulting from operations of GDAC prior to its becoming part of the Group for financial reporting purposes. Because of the change in ownership occurring in the merger transaction and previous transactions entered into by GDAC these US carryovers are subject to severe limitations as to their use and related deferred tax assets have not been included in the accompanying disclosures.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

10. INCOME TAX (Continued)

           The following table presents the principal reasons for the difference between the Company's effective tax rates and the United Kingdom statutory income tax rate.

                                                       March 31,    December 31,
                                                         2004           2003
                                                       ---------    ------------

      United Kingdon statutory income tax                     30%           30%
      Income tax (benefit) at statutory rate           $(750,000)    $(650,000)
      Expenses not deductible for income tax purposes    350,000            --
      Increase (decrease) in valuation allowance for
        income tax benefit                               400,000       650,000
                                                       ---------     ---------

            Income tax expense                         $      --     $      --
                                                       =========     =========

            Effective income tax rate                          0%            0%
                                                       =========     =========

11.  STOCK OPTIONS

          Stock option activity during the periods indicated is as follows:

                                                              Weighted-
                                              Number of        Average
                                                Shares     Exercise Price
                                             ----------    --------------
     Balance at March 11, 2003 (inception)           --      $       --

     Granted                                  1,780,700            0.52
     Cancelled                                       --              --
     Exercised                                       --              --
                                             ----------      ----------

     Balance at December 31, 2003             1,780,700      $     0.52

     Granted                                  2,394,500            0.71
     Cancelled                                       --              --
     Exercised                                 (800,000)           0.12
                                             ----------      ----------

     Balance at March 31, 2004                3,375,000      $     0.75
                                             ==========      ==========

          The following table summarizes information about stock options outstanding as of March 31, 2004:

                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
           --------------------------------------   --------------------------
            Number of
           Outstanding      Weighted     Weighted       Number       Weighted
Range of    Shares at       Average      Average    Exercisable at    Average
Exercise    March 31,      Remaining     Exercise     March 31,      Exercise
 Prices        2004      Contract Life    Price          2004          Price
--------   -----------   -------------   --------   --------------   ---------

 $ 0.25-
 $ 0.85     3,375,000      4.7 years      $  0.75       38,675       $  0.85

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

11. STOCK OPTIONS (Continued)

           The following table summarizes information about stock options outstanding as of December 31, 2003:

                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
           --------------------------------------   --------------------------
            Number of
           Outstanding      Weighted     Weighted       Number       Weighted
Range of    Shares at       Average      Average    Exercisable at    Average
Exercise   December 31,    Remaining     Exercise     Decmber 31,      Exercise
 Prices        2003      Contract Life    Price          2003          Price
--------   -----------   -------------   --------   --------------   ---------
 $ 0.125-
 $ 0.85     1,780,700      2.8 years      $  0.52       800,000       $  0.125

          Approximately 1,650,000 of the above options are held by the CEO and depty chairman of the Company

12.  INTELLECTUAL PROPERTY

          A Director applied for multiple patents through the United Kingdom Patent Office for various proprietary applications of the Company's products. Under the terms of an assignment agreement, the patent rights, title and interest therein have been assigned to the Company.

13.  STOCKHOLDERS' EQUITY

          In 2003 and 2004 up to the date of the consummation of the merger the Company had various share issuances for consulting services rendered, which were valued based on the value of the share price of recent privates placements which the Company had completed at near the date of the services were provided.

          On the date of the merger MKSS shareholders exchanged all of their shares in return for a total of 26,246,000 of GDAC common stock. The remaining outstandin 2,619,238 shares of the GDAC common stock were held by incumbent officers, shareholders and service providers of GDAC

          During 2003, the Company decided to simplify its capital structure. For all classes of stock issued or issuable, the number of shares and warrants issued was adjusted at a rate of one for one hundred from the shares and warrants that were originally to be issued. All shares references in these financial statements reflect this simplification.

14.  EMPLOYEE BENEFIT TRUST AND STOCK COMPENSATION PLANS

          On March 16, 2004, the Company entered into a trust deed, whereby MK Secure Solutions Limited Employee Benefit Trust was established. The original trustee of the trust is Confiance Limited, a unrelated entity located in St. Peter Port. Guernsey. The trust satisfies the conditions of
     Section 86 of the Inheritance Act of 1984 of Great Brittain. The Company is required to make an initial payment of approximately $12,138. In January 2004 the company subsequently transferred 1,500,000 of the Company's common shares, at an approximate market value of $970,200, to the trust. The beneficiary of the trust can be an employee or former employee of the Company or a relative of such employee. The trust period is the earlier of
     (a) the expiration of 100 years or (b) such earlier date as the trustee shall revocably or irrevocably by deed with the Company's prior written consent declare to the trust period. The Company recorded $982,328 as expense in connection be with end of these contributions.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements

14.  EMPLOYEE BENEFIT TRUST AND STOCK COMPENSATION PLANS (Continued)

          In February 2001, the Company approved the 2001 Employee Stock Compensation Plan (the "Plan"). The maximum number of shares of common stock that may be granted by the Company under the plan is 5,000,000 shares during the period of the Plan, however, no awards may be made that would bring the total of all outstanding Plan shares under the Plan to more than 20% of the total number of shares of common stock of the Company at the time outstanding. As of March 31, 2004, there were 1,325,000 shares were outstanding under the Plan.

15.  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

          During the three months ended March 31, 2004, the Company issued stock and was sued $665,500 in stock subscriptions receivables. Subsequent to March 31, 2004, $403,000 of the above subscription receivables have been collected and the remaining balance is outstanding.

          The Company recorded $246,727 discount related to the bridge loans and the related warrants to account for the value of the warrants and the beneficial conversion feature.

          The Company recorded $2,086,523 of deferred compensation in relation to options issued to third-party consultants in January 2004.

16.  SUBSEQUENT EVENTS

          In June 2004, under the terms of the bridge loan agreement, the holders of the loans converted their entire outstanding debt and related interest for 792,962 shares of the common stock of the Company.

17.  CONSULTING FEES  - RELATED PARTY

          Two of the Company's primary officers provide their services to the Company through outside consulting firms. The costs of these services approximated $187,000 for the three month period ended March 31, 2004. The cost of these services approximated $133,000 for the period from March 11, 2003 (inception) through December 31, 2003.

          The minority interest holder in Mailkey Asia PTE, Ltd. controls a company that provides consulting services to the Company. The costs of these services approximated $73,000 and $113,000 for the three month period ended March 31, 2004 and for the period from March 11, 2003 (inception) through December 31, 2003, respectively.

17. RECENT ACCOUNTING PRONOUNCEMENTS

           In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" (FIN 46 or Interpretation). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise is required to consider the rights and obligations conveyed by its variable interests in making this determination. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN
     46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations.

           In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

           On December 17, 2003, the Staff of the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MAILKEY CORPORATION


Date:  July 14, 2004                  /s/  Graham Norton-Standen
                                      -----------------------------------
                                      Graham Norton-Standen
                                      Chairman and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                        Title                                   Date
---------                        -----                                   ----


/s/  Graham Norton-Standen       Chairman and Chief Executive Officer    July 14, 2004
--------------------------       (Principal Executive Officer)
Graham Norton-Standen


/s/  Roger B. Ponting            Chief Financial Officer (Principal      July 14, 2004
---------------------            Financial and Accounting Officer)
Roger B. Ponting


/s/  Tim Dean-Smith              Deputy Chairman                         July 14, 2004
-------------------
Tim Dean-Smith

                                  EXHIBIT INDEX


Exhibit Number             Description
--------------             -----------

     14.1       Code of Business Conduct and Ethics

     21.1       Subsidiaries of the Company

     31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended