Form 10KSB/A
period 2004-03-31
MAILKEY CORP
filed 2004-07-20
CIK 1043105

                    YU.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended ______________.

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from JANUARY 1, 2004 to MARCH 31, 2004.


                        Commission File Number 000-29331


                               MAILKEY CORPORATION
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Nevada                                    76-0270295
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation of organization)


       130 Shaftesbury Avenue
          London, England                                W1D 5EU
-------------------------------------       ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


                               011-44-2070-310821
        ----------------------------------------------------------------
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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: -0-    .
                                                                --------

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

        As of July 9, 2004, 29,355,251 shares of the registrant's common stock were outstanding.

        Transitional Small Business Disclosure Format (check one):

        Yes      No  X
            ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

        None.

                                EXPLANATORY NOTE

        MailKey Corporation (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Transition Report on Form 10-KSB for the three-month period ended March 31, 2004 (the "Transition Report") to correct typographical errors in certain of the principal accountant fees and services information presented in Item 14.

        This Amendment does not reflect events that have occurred after July 14, 2004, the date the Transition Report was filed with the Securities and Exchange Commission, nor does it modify or update the disclosures set forth in the Transition Report, except to reflect the effects of the correction of the typographical errors contained in the Transition Report or as deemed necessary in connection with the completion of the Amendment.

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

    10.1 Stock Purchase and Sale Agreement, dated as of February 5, 2003, by and between MailKey Corporation (f/k/a/ Sutton Trading Solutions, Inc.) and Link Investment Holdings Inc. Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002)

    14.1*       Code of Business Conduct and Ethics

    21.1*       Subsidiaries of the Company

    31.1** Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    31.2** Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32.1** Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

*  Previously filed.

** Filed herewith.

(b)     Reports on Form 8-K.

        None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents fees for professional audit services performed by L J Soldinger Associates, LLC for the audit of our annual financial statements for the fiscal year ended March 31, 2004 and fees billed for other services rendered by L J Soldinger Associates, LLC during such year, and professional audit services performed by Spicer Jeffries LLP for the audit of our annual financial statements for the fiscal year ended March 31, 2003, and fees billed for other services rendered by Spicer Jeffries LLP during such year.

                                       2004                       2003
                                       ----                       ----

Audit Fees:                         $40,000                     $6,000

Audit-Related Fees:                  63,700                        -0-

Tax Fees:                               -0-                        -0-

All Other Fees:                         -0-                        -0-
                            ----------------           ----------------

Total:                             $103,700                     $6,000
                            ================           ================

AUDIT FEES consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES consist of fees billed for assurance and related services in connection with business combinations and consultations concerning financial accounting and reporting standards.

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

                                          MAILKEY CORPORATION


Date:  July 19, 2004                      /s/  Graham Norton-Standen
                                          -----------------------------------
                                          Graham Norton-Standen
                                          Chairman and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                         Title                                   Date
---------                         -----                                   ----


/s/  Graham Norton-Standen        Chairman and Chief Executive Officer    July 19, 2004
--------------------------        (Principal Executive Officer)
Graham Norton-Standen


/s/  Roger B. Ponting             Chief Financial Officer (Principal      July 19, 2004
---------------------             Financial and Accounting Officer)
Roger B. Ponting


/s/  Tim Dean-Smith               Deputy Chairman                         July 19, 2004
-------------------
Tim Dean-Smith

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

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