Form 10QSB
period 2004-06-30
MAILKEY CORP
filed 2004-08-11
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended: June 30, 2004
                                             -------------

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

             Commission File No. 000-29331
                                 ---------

                               MAILKEY CORPORATION
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Nevada                              76-0270295
   ------------------------------------  ------------------------------------
     (State or Other Jurisdiction of                 (IRS Employer
      Incorporation or Organization)               Identification No.)


                             130 Shaftesbury Avenue
                             London, England W1D 5EU
   --------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                               011-44-2070-310821
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 29,658,200 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on August 3, 2004.

        Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]


                               MAILKEY CORPORATION AND SUBSIDIARIES
                                   (A DEVELOPMENT STAGE ENTITY)


PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                                   Page(s)
                                                                                 -----------

       Condensed Consolidated Balance Sheets (Unaudited)                              3


       Condensed Consolidated Statements of Operations (Unaudited)                    4


       Condensed Consolidated Statements of Comprehensive Loss (Unaudited)            5


       Condensed Consolidated Statements of Cash Flows (Unaudited)                    6


       Condensed Consolidated Statements of Shareholders' Deficit (Unaudited)         7


       Notes to Condensed Consolidated Financial Statements (Unaudited)              13


ITEM 2. PLAN OF OPERATION

       Our Plan of Operation                                                         19


       Liquidity and Capital Resources                                               20


       Off-Balance Sheet Arrangements                                                20


ITEM 3. CONTROLS AND PROCEDURES                                                      21

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             22


                                                  PART I
                                           FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     MAILKEY CORPORATION AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTITY)
                                     Condensed Consolidated Balance Sheets


                                                 ASSETS

                                                                               (Unaudited)
                                                                                 June 30,         March 31,
                                                                                   2004             2004
                                                                              ---------------  ---------------
Current Assets
   Cash                                                                        $     599,792    $     437,523
   Prepaid assets                                                                    301,738           57,941
   Subscription receivable-collected April 2004                                            -          403,000
                                                                              ---------------  ---------------

Total Current Assets                                                                 901,530          898,464

Property and equipment, net                                                           64,006           63,259
                                                                              ---------------  ---------------

Total Assets                                                                   $     965,536    $     961,723
                                                                              ===============  ===============

                                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
    Short-term loan payable - related party                                    $      42,518    $      43,087
    Short-term loans payable                                                         178,085          465,701
    Accounts payable and accrued liabilities                                         789,146          582,681
                                                                              ---------------  ---------------

Total Current Liabilities                                                          1,009,749        1,091,469
                                                                              ---------------  ---------------

Commitments and Contingencies

Shareholders' Equity
    Minority interest                                                                      -                -
    Common shares; $0.001 par; 100,000,000  shares authorized,
      June 30, 2004: issued and outstanding 29,355,251, issuable - 1,147,008;
       March 31, 2004: issued and outstanding - 28,865,238                            30,502           28,865
    Additional paid-in capital                                                     7,647,818        6,688,205
    Accumulated foreign exchange translation adjustment                               26,295            6,204
    Deficit accumulated during the development stage                              (6,208,713)      (4,667,885)
    Deferred compensation                                                         (1,437,615)      (1,922,635)
    Subscriptions receivable                                                        (102,500)        (262,500)
                                                                              ---------------  ---------------

Total Shareholders' Deficit                                                          (44,213)        (129,746)
                                                                              ---------------  ---------------

Total Liabilities and Shareholders' Deficit                                    $     965,536    $     961,723
                                                                              ===============  ===============


                          See notes to condensed consolidated financial statements.




                                  MAILKEY CORPORATIONAND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE ENTITY)

                            Condensed Consolidated Statements of Operations
                                              (Unaudited)


                                                          Three Months Ended June 30,   March 11, 2003
                                                        ------------------------------- (Inception) to
                                                             2004            2003        June 30, 2004
                                                        --------------- --------------- ---------------
Revenues                                                 $           -   $          -    $           -

Operating Expenses

    Software development and other compensation                623,701         107,501       3,705,457
    Consulting fees - related party                            218,330          17,478         725,497
    Legal and professional fees                                169,207          22,637         642,990
    Other selling, general and administrative                  322,730          33,908         858,591
                                                        --------------- --------------- ---------------

Total Operating Expenses                                     1,333,968         181,524       5,932,535
                                                        --------------- --------------- ---------------

Loss from Operations                                        (1,333,968)       (181,524)     (5,932,535)

Interest expense                                              (207,033)              -        (277,638)
Interest income                                                    173              29           1,049
                                                        --------------- --------------- ---------------

Loss Before Minority Interest                               (1,540,828)       (181,495)     (6,209,124)

Minority Interest in Losses of Subsidiaries                          -               -             411
                                                        --------------- --------------- ---------------

Net Loss                                                 $  (1,540,828)  $    (181,495)  $  (6,208,713)
                                                        =============== =============== ===============

Basic and Diluted Loss Per Share                         $       (0.05)  $       (0.02)  $       (0.34)
                                                        =============== =============== ===============

Weighted  Average Shares Outstanding                        29,126,872       8,692,900      18,482,924


                        See notes to condensed consolidated financial statements.

                             MAILKEY CORPORATION AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE ENTITY)

                   Condensed Consolidated Statements of Comprehensive Loss
                                         (Unaudited)


                                                          Three Months Ended June 30,   March 11, 2003
                                                        ------------------------------- (Inception) to
                                                             2004            2003        June 30, 2004
                                                        --------------- --------------- ---------------
Net loss                                                 $  (1,540,828)  $   (181,495)   $  (6,208,713)

Foreign Currency Translation Adjustments                        20,091         (1,546)          26,295
                                                        --------------- --------------- ---------------

Comprehensive Loss                                       $  (1,520,737)  $   (183,041)   $  (6,182,418)
                                                        =============== =============== ===============










                      See notes to condensed consolidated financial statements.




                                   MAILKEY CORPORATION AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE ENTITY)

                              Condensed Consolidated Statements of Cash Flows
                                                (Unaudited)


                                                                  Three Months Ended June 30,   March 11, 2003
                                                                ------------------------------- (Inception) to
                                                                     2004            2003        June 30, 2004
                                                                --------------- --------------- ---------------

Cash Flows from Operating Activities
    Net loss                                                     $  (1,540,828)  $   (181,495)   $  (6,208,713)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                      6,375            149           21,287
      Amortization of debt discount and beneficial
        conversion feature                                             184,299              -          246,727
      Amortization of deferred compensation                            136,937              -          300,825
      Stock-based compensation                                               -              -        1,628,722
      Interest expense settled by stock issuance                        16,016              -           16,016
      Minority interest share in losses of subsidiaries                      -              -             (411)
      Increase (decrease) in cash flows due to changes in
        operating assets and liabilities:
           Prepaid assets                                              (43,797)        (2,729)        (101,738)
           Accounts payable and accrued liabilities                    214,467        108,765          797,148
                                                                --------------- --------------- ---------------

Net Cash Used in Operating Activities                               (1,026,531)       (75,310)      (3,300,137)
                                                                --------------- --------------- ---------------
Cash Flows from Investing Activities
    Acquisition of property and equipment                               (7,122)        (2,989)         (85,293)
                                                                --------------- --------------- ---------------

Net Cash Used in Investing Activities                                   (7,122)        (2,989)         (85,293)
                                                                --------------- --------------- ---------------
Cash Flows from Financing Activities
    Proceeds of short-term loans - related party                             -              -           81,517
    Repayment of short-term loans - related party                         (569)             -          (38,999)
    Payment of short-term loans payable                                (21,915)       126,889          (21,915)
    Issuance of subsidiary shares to minority interests                      -              -              411
    Issuance of common share capital                                   690,559            869        3,023,703
    Collections of stock subscriptions receivable                      563,000              -          563,000
    Payment of offering costs                                          (55,244)             -         (298,790)
    Proceeds from short-term debt and related warrants                       -              -          650,000
                                                                --------------- --------------- ---------------

Net Cash Provided by Financing Activities                            1,175,831        127,758        3,958,927
                                                                --------------- --------------- ---------------

Effect of Exchange Rate Changes on Cash                                 20,091         (1,547)          26,295
                                                                --------------- --------------- ---------------

Net Increase in Cash                                                   162,269         47,912          599,792

Cash, Beginning of period                                              437,523              -                -
                                                                --------------- --------------- ---------------

Cash, End of period                                              $     599,792   $     47,912    $     599,792
                                                                =============== =============== ===============

Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
       Interest                                                            695              -                -
                                                                =============== =============== ===============
       Income Tax                                                            -              -                -
                                                                =============== =============== ===============


                      See notes to condensed consolidated financial statements.

                             MAILKEY CORPORATION AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE ENTITY)
                  Condensed Consolidated Statements of Shareholders' Deficit


                                                                                   Common Shares
                                                            Minority      --------------------------------
                                                            Interest          Shares         Amount
                                                          --------------  --------------- ----------------
Balance at March 11, 2003
  (Date of Inception)                                      $        -                -      $         -

Issuance of "founders" shares
  at $0.001 per share - March                                       -        8,692,900            8,693

Issuance of shares at $0.05 per share
  for $0.001 cash and $0.0499 services - October                    -        5,110,397            5,110

Issuance of shares at $0.05 per share
  for cash - October                                                -        1,976,318            1,976

Issuance of shares at $0.05 per share
  for services - October                                            -          483,800              484

Issuance of shares and warrants at $0.25
  per share plus 1/2 of a warrant - June - August                   -        3,306,000            3,306

Issuance of shares valued at $0.1919
  per share for services - June - August                            -        1,230,585            1,231

Issuance of shares and warrants at $0.50
  per share plus 1/2 of a warrant - August - November               -          490,000              490

Issuance of shares valued at $0.3878
  per share for services - August - November                        -          230,000              230

Issuance of shares and warrants at $0.85
  for one share plus 1/2 of a warrant - November -                  -          375,000              375
  December

Consulting fees paid in conjunction
  with 2003 share issuances                                         -                -                -

Options issued for services                                         -                -                -

Issuance of minority interest in
  subsidiary                                                      411                -                -

Foreign currency translation
  adjustments                                                       -                -                -

Minority interest in loss                                        (411)               -                -

Net loss                                                            -                -                -
                                                          --------------  --------------- ----------------

Balance, December 31, 2003                                 $        -       21,895,000      $    21,895
                                                          --------------  --------------- ----------------



                   See notes to condensed consolidated financial statements.




                                       MAILKEY CORPORATION AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE ENTITY)
                            Condensed Consolidated Statements of Shareholders' Deficit


                                                                        Accumulated     Deficit
                                                                          Foreign     Accumulated
                                                          Additional      Exchange      During the
                                                           Paid-in      Translation   Development
                                                           Capital       Adjustment       Stage           Total
                                                       --------------- ------------- --------------- --------------
Balance at March 11, 2003
  (Date of Inception)                                   $         -     $         -   $         -     $         -

Issuance of "founders" shares
  at $0.001 per share - March                                (7,824)             -              -             869

Issuance of shares at $0.05 per share
  for $0.001 cash and $0.0499 services - October            250,921              -              -         256,031

Issuance of shares at $0.05 per share
  for cash - October                                         96,845              -              -          98,821

Issuance of shares at $0.05 per share
  for services - October                                     23,703              -              -          24,187

Issuance of shares and warrants at $0.25
  for one share plus 1/2 of a warrant  - June - August      823,194              -              -         826,500

Issuance of shares valued at $0.1919 per
  share for services - June - August                        235,041              -              -         236,272

Issuance of shares and warrants at $0.50
  per share plus 1/2 of a warrant - August - November       244,510              -              -         245,000

Issuance of shares valued at $0.3878 per
  share for services - August - November                     88,986              -              -          89,216

Issuance of shares and warrants at 0.85
  for one share plus 1/2 of a warrant - November -          318,375              -              -         318,750
  December

Consulting fees paid in conjunction
  with 2003 share issuances                                (149,790)             -              -        (149,790)

Options issued for services                                  53,520              -              -          53,520

Issuance of minority interest in
  subsidiary                                                      -              -              -             411

Foreign currency translation
  adjustments                                                     -          9,251              -           9,251

Minority interest in loss                                         -              -              -            (411)

Net loss                                                          -              -     (2,157,655)     (2,157,655)
                                                       --------------- ------------- --------------- --------------

Balance, December 31, 2003                              $ 1,977,481     $    9,251   $ (2,157,655)    $  (149,028)
                                                       --------------- ------------- --------------- --------------


                        See notes to condensed consolidated financial statements.

                                  MAILKEY CORPORATION AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE ENTITY)
                       Condensed Consolidated Statements of Shareholders' Deficit


                                                                           Common Shares
                                                 Minority      ------------------------------------
                                                 Interest          Shares              Amount
                                               -------------   ----------------    ----------------
Balance at December 31, 2003                    $        -        21,895,000        $     21,895

Transfer of shares $0.6468 per share
  to Employee Benefit Trust                              -         1,500,000               1,500

650,000 warrants issued in connection
  with notes payable of $650,000
  beneficial conversion feature on
  notes payable - January 23 to
  February 23, 2004                                      -                 -                   -

Issuance of shares at $0.85 per share
  for cash - March 24                                    -           950,000                 950

Issuance of shares on exercise of
  warrants at $0.50 -  March 24                          -         1,001,000               1,001

Issuance of shares on exercise of
  warrants at $1 - March 24                              -           100,000                 100

Issuance of shares on exercise of
  options at $0.125 - March 24                           -           800,000                 800

Consulting fees incurred in conjunction
  with 2004 share issuances                              -                 -                   -

Options issued to consultants in
  connection with services in
  January 2004                                           -                 -                   -

Amortization of options issued to
  consultants                                            -                 -                   -

Shares deemed issued in recapitalization
  transaction - March 25, 2004                           -         2,619,238               2,619

Foreign currency translation adjustments                 -                 -                   -

Net loss                                                 -                 -                   -
                                               -------------   ----------------    ----------------

Balance, March 31, 2004                         $        -        28,865,238        $     28,865
                                               -------------   ----------------    ----------------


                      See notes to condensed consolidated financial statements.

                                              MAILKEY CORPORATION AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE ENTITY)
                                   Condensed Consolidated Statements of Shareholders' Deficit


                                                                                       Accumulated     Deficit
                                                                                         Foreign     Accumulated
                                            Additional                                   Exchange    During the
                                             Paid-in     Subscription     Deferred     Translation   Development
                                             Capital      Receivable     Compensation   Adjustment      Stage        Total
                                          ------------- --------------  -------------- ------------ ------------- --------------
Balance at December 31, 2003               $  1,977,481  $          -    $          -  $      9,251 $ (2,157,655)  $   (149,028)

Transfer of shares $0.6468 per share
   to Employee Benefit Trust                    968,700             -               -             -            -        970,200

650,000 warrants issued in connection
  with notes payable of $650,000
  beneficial conversion feature on notes
  payable - January 23 to
  February 26, 2004                             246,727             -               -             -            -        246,727

Issuance of shares at $0.85 per share
  for cash - March 24                           806,550      (212,500)              -             -            -        595,000

Issuance of shares on exercise of
  warrants for $0.50 - March 24                 499,499             -               -             -            -        500,500

Issuance of shares on exercise of
  warrants at $1 - March 24                      99,900       (50,000)              -             -            -         50,000

Issuance of shares on exercise of
  options at $0.125 - March 24                   99,200             -               -             -            -        100,000

Consulting fees incurred in conjunction
  with 2004 share issuances                     (93,756)            -               -             -            -        (93,756)

Options issued to consultants in
  conjunction with services in
  January 2004                                2,086,523             -      (2,086,523)            -            -              -

Amortization of options issued to
  consultants                                         -             -         163,888             -            -        163,888

Shares deemed issued in recapitalization
  transaction - March 25, 2004                   (2,619)            -               -             -            -              -

Foreign currency translation
  adjustments                                         -             -               -        (3,047)           -         (3,047)

Net loss                                              -             -               -             -   (2,510,230)    (2,510,230)
                                          ------------- --------------  -------------- ------------ ------------- --------------

Balance, March 31, 2004                    $  6,688,205  $   (262,500)   $ (1,922,635) $      6,204 $ (4,667,885)  $   (129,746)
                                          ------------- --------------  -------------- ------------ ------------- --------------


                                    See notes to condensed consolidated financial statements.

                             MAILKEY CORPORATION AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE ENTITY)
                  Condensed Consolidated Statements of Shareholders' Deficit
                                          (Unaudited)

                                                                            Common Shares
                                                                   ------------------------------
                                                                        Shares         Amount
                                                                   --------------  --------------
Balance at March 31, 2004 carryforward                                28,865,238    $     28,865

Conversion of Bridge Loan at $0.85 per share,
  470,588 shares issued (294,118 issuable at
  June 30, 2004) - June                                                  764,706             765

Conversion of Bridge Loan interest at $0.85
  per share, 19,425 shares issued (8,831
  issuable at June 30, 2004) - June                                       28,256              28

Provision for issuance of shares at $0.50
  per share in connection with exercise of
  warrants, (issuable at June 30, 2004) - June                           307,000             307

Provision for issuance of shares at $1.00
  per share in connection with exercise of
  warrants, (issuable at June 30, 2004) - June                           537,059             537

Offering costs incurred in conjunction
  with June 2004 warrant conversions                                           -               -

Stock subscriptions received                                                   -               -

Revalue options issued to consultants in
  conjunction with services in
  December 2003 and January 2004                                               -               -

Amortization of expense for options issued
  to consultants                                                               -               -

Foreign currency translation                                                   -               -

Net loss                                                                       -               -
                                                                   --------------  ---------------

Balance, June 30, 2004                                                30,502,259    $     30,502
                                                                   ==============  ===============

                  See notes to condensed consolidated financial statements.

                                                 MAILKEY CORPORATION AND SUBSIDIARIES
                                                     (A DEVELOPMENT STAGE ENTITY)
                                      Condensed Consolidated Statements of Shareholders' Deficit
                                                              (Unaudited)


                                                                                       Accumulated     Deficit
                                                                                         Foreign     Accumulated
                                            Additional                                   Exchange    During the
                                             Paid-in     Subscription     Deferred     Translation   Development
                                             Capital      Receivable     Compensation   Adjustment      Stage        Total
                                          ------------- --------------  -------------- ------------ ------------- --------------
Balance at March 31, 2004 carryforward     $  6,688,205  $   (262,500)   $ (1,922,635) $      6,204 $ (4,667,885)  $   (129,746)

Conversion of Bridge Loan at $0.85 per
  share, 470,588 shares issued (294,118
  issuable at June 30, 2004) - June             649,235             -               -             -            -        650,000

Conversion of Bridge Loan interest at
  $0.85 per share, 19,425 shares issued
  (8,831 issuable at June 30, 2004) - June       23,990             -               -             -            -         24,018

Provision for issuance of shares
  at $0.50 per share in connection
  with exercise of warrants,
  (issuable at June 30, 2004) - June            153,193             -               -             -            -        153,500

Provision for issuance of shares
  at $1.00 per share in connection
  with exercise of warrants,
  (issuable at June 30, 2004) - June            536,522             -               -             -            -        537,059

Offering costs incurred in conjunction
  with June 2004 warrant conversions            (55,244)            -               -             -            -        (55,244)

Stock subscriptions received                          -       160,000               -             -            -        160,000

Revalue options issued to consultants
  in conjunction with services in
  December 2003 and January 2004               (348,083)            -         348,083             -            -              -

Amortization of expense for options
issued to consultants                                 -             -         136,937             -            -        136,937

Foreign currency translation                          -             -               -        20,091            -         20,091

Net loss                                              -             -               -             -   (1,540,828)    (1,540,828)
                                          ------------- --------------  -------------- ------------ ------------- --------------

Balance, June 30, 2004                     $  7,647,818  $   (102,500)   $ (1,437,615) $     26,295 $ (6,208,713)  $    (44,213)
                                          ============= ==============  ============== ============ ============= ==============


                                     See notes to condensed consolidated financial statements.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by the management of MailKey Corporation and subsidiaries (the "Company" or "Group"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of MailKey Corporation and subsidiaries, as of March 31, 2004, and the notes thereto contained in the Form 10-KSB filed by the Company. The results of operations for the three months ended and since inception through June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

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

     RESEARCH AND DEVELOPMENT

        Research and development costs relating principally to the design and development of products are expensed as incurred. The Company incurred approximately $412,000 and $124,000 of research and development expense for the three month periods ended June 30, 2004 and 2003, respectively.

     LOSS PER SHARE

        Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with the 3,214,167 stock options and 2,298,295 warrants outstanding at June 30, 2004 were not included because their inclusion would be antidilutive (i.e. reduce the net loss per share). There were no options or warrants outstanding at June 30, 2003.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCK BASED COMPENSATION

        The Group follows the provisions of SFAS No. 123 - "ACCOUNTING FOR STOCK BASED COMPENSATION". As permitted under SFAS No. 123, the Group has continued to utilize APB 25 "Accounting For Stock Issued To Employees", and related interpretations, in accounting for its stock-based compensation to employees and directors. Had compensation expense for the three month periods ended June 30, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148 - "AN ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS 123," the Group net loss and net loss per share would have differed as follows:

                                                                      June 30, 2004     June 30, 2003
                                                                     ----------------  ----------------
     Net loss, as reported                                            $   (1,540,828)   $     (181,495)
     Add:  Stock-based employee compensation expense included
         in reported net income determined under APB No. 25,
         net of related tax effects                                           11,904                 -
       Deduct:  Total stock-based employee compensation expense
        determined under fair-value-based method for all awards,
        net of related tax effects                                          (126,276)                -
                                                                     ----------------  ----------------

     Pro forma net income                                             $   (1,655,200)   $     (181,495)
                                                                     ----------------  ----------------

     Earnings per share:

        Basic and diluted - as reported                               $        (0.05)   $        (0.02)

        Basic and diluted - pro forma                                 $        (0.03)   $        (0.02)

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

                                                         2004         2003
                                                      -----------  -----------
               Risk free rate                              3.0%         N/A
               Expected years until exercise               5.0          N/A
               Expected stock volatility                   150%         N/A
               Dividend yield                                -          N/A

2.   DESCRIPTION OF BUSINESS

        The group is developing, and intends to sell and support an integrated software product called "Mailkey Message Manager," that is a multi device platform that is being designed to enable network administrators and network operators to protect their individual users through filtration from unwanted electronic mail.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


3.   GOING CONCERN

        The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. The Group incurred a net loss of $1,540,828 and had no revenue during the three months ended June 30, 2004. Those conditions raise substantial doubt about the Group's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Management plans to raise additional capital during the remainder of fiscal 2004. These funds, in addition to its cash and subscription receivables held at June 30, 2004, will be needed in order to finance the Company's currently anticipated operating and capital expenditures for the remainder of fiscal 2004.

        The Company's ability to continue as a going concern is dependent upon the Company raising additional capital. There can be no assurance that the Company will successfully raise the necessary capital on terms desirable to the Company. If the Company does not obtain the necessary capital, it will likely be required to delay development of its products, alter its business plan, or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   DEPRECIATION

        Depreciation expense for the three months ending June 30, 2004 and 2003 was $6,375 and $149, respectively.

5.   SHORT-TERM LOANS PAYABLE

        During the three months ended June 30, 2004, short-term loans payable with a face value of $650,000 were converted to 764,706 shares of common stock at $0.85 per share. Accrued interest of $24,018 was also converted into 28,256 shares of common stock at $0.85 per share

        The remaining discount on the short-term loans was amortized during the three months ended June 30, 2004 resulting in interest expense of $184,299.

        During the three months ended June 30, 2004, the Company borrowed $200,000 pursuant to a short-term note for the purpose of financing insurance premiums. At June 30, 2004, a balance of $178,085 was due in eight monthly installments of $22,610, including interest at 4.172%.

6.   SHORT-TERM LOAN PAYABLE - RELATED PARTY

        The short-term loan payable from a related party represents an advance from a company controlled by a family member of one of the Group's directors. The loan has a maximum borrowing amount of 35,500 pounds Sterling ($64,379 at June 30, 2004) of which $42,518 was outstanding at June 30, 2004 and $43,087 was outstanding as of March 31, 2004. The note bears interest at the base rate of Barclays bank + 1%. The due date of the note has been extended to September 30, 2004.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


7.   WARRANTS

        Each warrant entitles the holder to purchase one common share at a stated exercise price any time through a stated expiration date. The warrants outstanding were as follows:

                                                                         June 30,          March 31,
                                                                           2004              2004
                                                                     ----------------  ----------------
     Exercise price $0.50, expiration October 2005                         345,000           652,000

     Exercise price $1.00, expiration October 2005                       1,302,795         1,839,854

     Exercise price $2.00, expiration March 2005                           650,500           650,500
                                                                     ----------------  ----------------

     Total                                                               2,298,295         3,142,354
                                                                     ================  ================

        During the three months ended June 30, 2004, 537,059 warrants with an exercise price of $1.00 and 307,000 warrants with an exercise price of $0.50 were exercised resulting in the issuance of 844,059 additional shares.

8.   COMMITMENTS

        As of June 30, 2004, the Group had commitments under operating leases that required aggregate minimum payment that approximates $28,000 through March 31, 2005. Rent expense for the three months ended June 30, 2004 and 2003 was $37,722 and $13,750, respectively.

        It has come to the attention of management that the company has not filed US tax returns for the past several years. Management is in the process of rectifying this matter and believes there is no material tax liability owed to the taxing authorities.

9.   STOCK OPTIONS

        Stock option activity during the periods indicated is as follows:

                                                                          Weighted-
                                                      Number of           Average
                                                        Shares         Exercise Price
                                                   -----------------  -----------------
           Balance at March  31, 2004                   3,375,000      $        0.75

           Granted                                              -                  -
           Cancelled                                     (160,833)              0.85
           Exercised                                            -                  -
                                                   -----------------  -----------------

           Balance at June 30, 2004                     3,214,167      $        0.74
                                                   =================  =================

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.   STOCK OPTIONS (Continued)

        The following table summarizes information about stock options outstanding as of June 30, 2004:

                                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                             ----------------------------------------------------    ------------------------------
                                Outstanding          Weighted        Weighted            Number        Weighted
           Range of                  at              Average         Average         Exercisable at     Average
           Exercise               June 30,          Remaining        Exercise           June 30,       Exercise
            Prices                  2004          Contract Life       Price               2004           Price
      -------------------    -------------------  --------------- ---------------    -------------   --------------
           $ 0.25 -
           $ 0.85                   3,214,167        4.5 years       $    0.74           317,975        $   0.85

10.  CONSULTING FEES - RELATED PARTY

        The Company's Chief Executive Officer and the Company's Deputy Chairman provide their services to the Company through outside consulting firms. The aggregate cost of these services approximated $144,000 and $17,000, respectively for the three month periods ended June 30, 2004 and 2003, respectively.

        The minority interest holder in Mailkey Asia PTE, Ltd. controls a company that provides consulting services to the Company. The costs of these services approximated $75,000 and $0 for the three month periods ended June 30, 2004 and 2003, respectively.

11.  SUBSEQUENT EVENTS

        On July 19, 2004, the Company signed a non-binding letter of intent to acquire a European company that develops and markets internet security software. There can be no assurance that the parties will enter into a binding agreement or, if they do, that the above acquisition will be completed.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to fund future growth and implement our business strategy; our ability to integrate the operations of any businesses we may acquire; our ability to attract and retain customers and qualified personnel; customer acceptance and satisfaction with our electronic messaging security solutions; anticipated product enhancements and releases; defects in our products and services; legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; forecasts of Internet usage and the growth and acceptance of the messaging security solutions industry; rapid technological changes in the messaging security solutions industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes; and statements of assumption underlying any of the foregoing, as well as any other factors set forth in our 2004 Annual Report on Form 10-KSB or under the caption "Plan of Operation" under Item 2 of this report.

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

ITEM 2.  PLAN OF OPERATION

        This "Plan of Operation" and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Disclosure Regarding Forward-Looking Statements" and elsewhere in this report. The following should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report.

OUR PLAN OF OPERATION

        We intend to become a leading messaging security solutions provider focused on the provision of business services through a number of integrated technology solutions. We anticipate achieving this objective by becoming a market driven business solutions company focused on offering value propositions and the delivery of full service business solutions we are developing internally as well as solutions we may acquire through strategic acquisitions and partnerships.

        We intend to market our products and services through a combination of indirect sales channels, including distributors, resellers, business outsourcing and hosted service providers, large global systems integrators, original equipment manufacturers and appliance vendors, as well as through the efforts of a direct sales force. We are designing our software with the intention that it be capable of supporting numerous hardware configurations, operating systems and messaging applications and infrastructure, and to be deliverable as stand-alone software, as an integrated part of the appliance solutions of distribution partners or as a hosted service.

        Our research and development activities are focused on the enhancement of our current electronic messaging security solutions and on the development of next-generation technologies in the messaging security solutions market. We anticipate that the majority of our research and development efforts will be devoted to the internal development of complimentary technologies that we intend to acquire from external sources, and that the remainder of such efforts will be devoted to the internal development of our own proprietary technologies.

        We anticipate acquiring additional technologies, businesses and related assets that we believe are complimentary to either our existing technologies or technologies that we are developing or may attempt to develop in the future. In addition to any potential acquisitions of complimentary technologies described above, we also plan to review opportunities to acquire companies, businesses and assets that may lead us into new areas of business activity.

        We anticipate that the number of people who we employ may increase substantially over the next 12 months as we continue to execute on our business plan.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of June 30, 2004, we had a cash balance of $599,792.

        In June 2004, our wholly-owned subsidiary, MK Secure Solutions Limited, completed the round of convertible loan financing that it had initiated in early 2004 and for which it had received aggregate cash proceeds of $650,000. As of June 30, 2004, all of the loans made thereunder and accrued interest thereon had been converted into shares of our common stock by the holders thereof. The proceeds were raised through the issuance by MK Secure Solutions Limited, our wholly-owned subsidiary, of loans convertible into shares of our common stock and warrants to acquire 650,000 shares of our common stock earlier this year. These securities were sold in loan units comprised of one (1) loan in the amount of $50,000 and one (1) warrant. The loans had a maturity date of July 31, 2004 and accrued interest at an annualized rate of 10%. The loans and any accrued interest thereon were convertible into shares of our common stock at a conversion price of $0.85 per share, and the warrants are exercisable into 50,000 shares of our common stock at an exercise price of $1.00 per share.

        We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

        We believe that our current cash resources will not be sufficient to sustain our current operations for the next twelve (12) months, and that we will need to raise additional capital to execute our business plan. We intend to obtain additional cash resources within the next twelve (12) months through sales of debt or equity securities. The sale of additional equity or convertible debt securities would result in dilution to our shareholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back any plans we may have to develop our messaging security solutions or acquire complementary companies, businesses, assets or technologies.

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

ITEM 3.  CONTROLS AND PROCEDURES

        An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as exhibits to this report.


Exhibit No.                           Description
-----------                           -----------

    2.1 Agreement and Plan of Merger, dated April 9, 2004, by and between the Company and GD Merger Corp.

    3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1(1) to the Company's Registration Statement on Form 10-SB filed with the SEC on February 3, 2000 (the "Registration Statement"))

    3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

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

1. On April 9, 2004, we filed a report on Form 8-K with the SEC under Items 1, 2 and 7 disclosing our acquisition of MK Secure Solutions on March 25, 2004.

2. On June 8, 2004, we filed an amendment to the report on Form 8-K that we previously filed with the SEC on April 9, 2004 under Item 7 to provide the financial statements and pro forma financial information required in connection with our acquisition of MK Secure Solutions on March 25, 2004.

3. On July 13, 2004, we filed a report on Form 8-K with the SEC disclosing our dismissal of Spicer Jeffries LLP as our independent accountant and the engagement of L J Soldinger Associates, LLC as our new independent accountant.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAILKEY CORPORATION


Date:  August 9, 2004                    /s/  Graham Norton-Standen
                                         ---------------------------------------
                                         Graham Norton-Standen
                                         Chairman and Chief Executive Officer


Date:  August 9, 2004                    /s/  Roger B. Ponting
                                         ---------------------------------------
                                         Roger B. Ponting
                                         Chief Financial Officer


Date:  August 9, 2004                    /s/  Tim Dean-Smith
                                         ---------------------------------------
                                         Tim Dean-Smith
                                         Deputy Chairman

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------                           -----------

    2.1 Agreement and Plan of Merger, dated April 9, 2004, by and between the Company and GD Merger Corp.

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