Form 10QSB
period 2004-09-30
MAILKEY CORP
filed 2004-11-22
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 2004
                                               ------------------

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No. 000-29331

                               MAILKEY CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Nevada                                     76-0270295
-------------------------------------      -------------------------------------
  (State or Other Jurisdiction of                      (IRS Employer
   Incorporation or Organization)                    Identification No.)


                             130 Shaftesbury Avenue
                             London, England W1D 5EU
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)


                               011-44-2070-310821
         --------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [   ]

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

Yes  [   ]   No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 33,162,522 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on November 16, 2004.

        Transitional Small Business Disclosure Format (check one):

Yes  [ X ]   No  [ X ]

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


                                     PART I
                              FINANCIAL INFORMATION

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)


ITEM 1.    FINANCIAL STATEMENTS

                                                                                 Page(s)
                                                                              -------------
       Condensed Consolidated Balance Sheets (Unaudited)                            3


       Condensed Consolidated Statements of Operations (Unaudited)                  4


       Condensed Consolidated Statements of Comprehensive Loss (Unaudited)          5


       Condensed Consolidated Statements of Cash Flows (Unaudited)                  6


       Condensed Consolidated Statements of Shareholders' Deficit (Unaudited)       7


       Notes to Condensed Consolidated Financial Statements (Unaudited)            13


ITEM 2.    PLAN OF OPERATION


       Our Plan of Operation                                                       18


       Liquidity and Capital Resources                                             19


       Off-Balance Sheet Arrangements                                              19


       Recent Developments


ITEM 3.    CONTROLS AND PROCEDURES                                                 20

PART II

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                        21


                                                        PART I
                                                FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                         MAILKEY CORPORATION AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTITY)
                                        Condensed Consolidated Balance Sheets


                                                        ASSETS
                                                        ------


                                                                                September 30,         March 31,
                                                                                    2004                2004
                                                                              ------------------  ------------------
                                                                                 (Unaudited)          (Audited)
Current Assets
   Cash                                                                        $       119,468     $       437,523
   Prepaid assets                                                                      265,341              57,941
   Subscription receivable-collected April 2004                                              -             403,000
                                                                              ------------------  ------------------

Total Current Assets                                                                   384,809             898,464

Property and equipment, net                                                             50,774              63,259
                                                                              ------------------  ------------------

Total Assets                                                                   $       435,583     $       961,723
                                                                              ==================  ==================


                                        LIABILITIES AND SHAREHOLDERS' DEFICIT
                                        -------------------------------------

Current Liabilities
    Short-term loan payable - related party                                    $        78,667     $        43,087
    Short-term loans payable                                                           114,604             465,701
    Accounts payable and accrued liabilities                                           718,271             582,681
                                                                              ------------------  ------------------

Total Current Liabilities                                                              911,542           1,091,469
                                                                              ------------------  ------------------

Commitments and Contingencies

Shareholders' Deficit
    Minority interest                                                                        -                   -
    Common shares; $0.001 par; 100,000,000  shares authorized,
      September 30, 2004: issued and outstanding 31,125,022;
      March 31, 2004: issued and outstanding - 28,865,238                               31,125              28,865
    Additional paid-in capital                                                       7,195,305           6,688,205
    Accumulated foreign exchange translation adjustment                                 22,203               6,204
    Deficit accumulated during the development stage                                (7,476,703)         (4,667,885)
    Deferred compensation                                                             (145,389)         (1,922,635)
    Subscriptions receivable                                                          (102,500)           (262,500)
                                                                              ------------------  ------------------

Total Shareholders' Deficit                                                           (475,959)           (129,746)
                                                                              ------------------  ------------------

Total Liabilities and Shareholders' Deficit                                    $       435,583     $       961,723
                                                                              ==================  ==================


                              See notes to condensed consolidated financial statements.


                                                 MAILKEY CORPORATIONAND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE ENTITY)
                                           Condensed Consolidated Statements of Operations
                                                             (Unaudited)


                                                     Three Months Ended                Six Months Ended            March 11, 2003
                                                        September 30,                    September 30,               (Inception)
                                              ---------------------------------- ------------------------------        Through
                                                   2004              2003             2004           2003        September 30, 2004
                                              ---------------- ----------------- -------------- --------------- --------------------
Revenues                                       $         186    $            -    $       186    $          -    $             186

Operating expenses
    Software development and other                   584,710           710,757      1,208,411         818,258            4,290,167
    compensation
    Consulting fees - related party                  192,813            60,579        411,143          78,057              918,310
    Legal and professional fees                      249,859            70,037        419,066          92,674              892,849
    Other selling, general and administrative        245,340            66,737        568,070         100,645            1,103,931
                                              ---------------- ----------------- -------------- --------------- --------------------
Total operating expenses                           1,272,722           908,110      2,606,690       1,089,634            7,205,257
                                              ---------------- ----------------- -------------- --------------- --------------------

Loss from operations                              (1,272,536)         (908,110)    (2,606,504)     (1,089,634)          (7,205,071)
                                              ---------------- ----------------- -------------- --------------- --------------------

Interest expense                                      (1,123)                -       (208,156)              -             (278,761)
Interest and other income, net                         5,669               290          5,842             319                6,718
                                              ---------------- ----------------- -------------- --------------- --------------------

Loss before minority interest                     (1,267,990)         (907,820)    (2,808,818)     (1,089,315)          (7,477,114)
                                              ---------------- ----------------- -------------- --------------- --------------------

Minority Interest in Losses of Subsidiaries                -               411              -             411                  411
                                              ---------------- ----------------- -------------- --------------- --------------------

Net loss                                       $  (1,267,990)   $     (907,409)   $(2,808,818)   $ (1,088,904)   $      (7,476,703)
                                              ================ ================= ============== =============== ====================

Basic and diluted loss per share               $       (0.04)   $        (0.07)   $     (0.09)   $      (0.10)   $           (0.36)
                                              ================ ================= ============== =============== ====================

Weighted average shares outstanding               30,726,724        12,531,549     29,857,562      10,612,224           20,533,589
                                              ================ ================= ============== =============== ====================


                                      See notes to condensed consolidated financial statements.


                                                MAILKEY CORPORATION AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE ENTITY)
                                       Condensed Consolidated Statements of Comprehensive Loss
                                                             (Unaudited)


                                                     Three Months Ended                Six Months Ended            March 11, 2003
                                                        September 30,                    September 30,               (Inception)
                                              ---------------------------------- ------------------------------        Through
                                                   2004              2003             2004           2003        September 30, 2004
                                              ---------------- ----------------- -------------- --------------- --------------------

Net Loss                                       $  (1,267,990)   $     (907,409)   $(2,808,818)   $ (1,088,904)   $      (7,476,703)

Foreign Currency Translation adjustments              (4,092)           (7,829)        15,999          (9,376)              22,203
                                              ---------------- ----------------- -------------- --------------- --------------------

Comprehensive Loss                             $  (1,272,082)   $     (915,238)   $(2,792,819)   $ (1,098,280)   $      (7,454,500)
                                              ================ ================= ============== =============== ====================


                                      See notes to condensed consolidated financial statements.


                                                MAILKEY CORPORATION AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE ENTITY)
                                           Condensed Consolidated Statements of Cash Flows
                                                             (Unaudited)


                                                     Three Months Ended                Six Months Ended            March 11, 2003
                                                        September 30,                    September 30,               (Inception)
                                              ---------------------------------- ------------------------------        Through
                                                   2004              2003             2004           2003        September 30, 2004
                                              ---------------- ----------------- -------------- --------------- --------------------
Cash Flows from Operating Activities
  Net loss                                     $  (1,267,990)   $     (907,409)   $(2,808,818)   $ (1,088,904)   $      (7,476,703)
  Adjustments to reconcile net loss
      to net cash used in operating
      activities:
    Depreciation and amortization                      6,283             2,009         12,658           2,158               27,570
    Gain on sale of equipment                          6,949                 -          6,949               -                6,949
    Amortization of debt discount and
      beneficial conversion feature                        -                 -        184,299               -              246,727
    Amortization of deferred compensation            340,445            53,520        477,382          53,520              641,270
    Amortization of deferred
      compensation-related party                      35,000                 -         35,000               -               35,000
    Stock-based compensation                               -           325,488              -         325,488            1,628,722
    Interest expense settled by stock
      issuance                                             -                 -         16,016               -               16,016
    Minority interest share in losses of
      subsidiaries                                         -              (411)             -            (411)                (411)
    Change in cash flows due to changes
      in operating assets and liabilities:
        Prepaid assets                                36,397            (6,269)        (7,400)         (8,998)             (65,341)
        Accounts payable and accrued
          liabilities                                (39,845)          104,997        174,622         213,762              757,303
                                              ---------------- ----------------- -------------- --------------- --------------------

Net Cash Used in Operating Activities               (882,761)         (428,075)    (1,909,292)       (503,385)          (4,182,898)
                                              ---------------- ----------------- -------------- --------------- --------------------

Cash Flows from Investing Activities
  Acquisition of property and equipment                    -           (14,455)        (7,122)        (17,444)             (85,293)
                                              ---------------- ----------------- -------------- --------------- --------------------

Net Cash Used in Investing Activities                      -           (14,455)        (7,122)        (17,444)             (85,293)
                                              ---------------- ----------------- -------------- --------------- --------------------

Cash Flows from Financing Activities
  Proceeds of short-term loans - related
    party                                             36,149                 -         35,580               -              117,097
  Repayment of short-term loans - related
    party                                                  -          (126,889)             -               -              (38,430)
  Payment of short-term loans payable                (63,481)                -        (85,396)              -              (85,396)
  Issuance of subsidiary shares to minority
    interests                                              -               411              -             411                  411
  Issuance of common share capital                   493,514           939,916      1,184,073         940,785            3,517,217
  Collections of stock subscriptions
    receivable                                             -                 -        563,000               -              563,000
  Payment of offering costs                          (59,653)                -       (114,897)              -             (358,443)
  Proceeds from short-term debt and related
    warrants                                               -                 -              -               -              650,000
                                              ---------------- ----------------- -------------- --------------- --------------------

Net Cash Provided by Financing Activities            406,529           813,438      1,582,360         941,196            4,365,456
                                              ---------------- ----------------- -------------- --------------- --------------------

Effect of Exchange Rate Changes on Cash               (4,092)           (7,829)        15,999          (9,376)              22,203
                                              ---------------- ----------------- -------------- --------------- --------------------

Net Increase (Decrease) in Cash                     (480,324)          363,079       (318,055)        410,991              119,468

Cash, Beginning of period                            599,792            47,912        437,523               -                    -
                                              ---------------- ----------------- -------------- --------------- --------------------

Cash, End of period                            $     119,468    $      410,991    $   119,468    $    410,991    $         119,468
                                              ================ ================= ============== =============== ====================

Supplemental Disclosures of Cash Flow
  Information
    Cash paid during the period for:
       Interest                                $       1,123    $            -    $     1,818    $          -    $           1,818
                                              ================ ================= ============== =============== ====================
       Income Tax                                          -                 -              -               -                    -
                                              ================ ================= ============== =============== ====================


                                      See notes to condensed consolidated financial statements.


                                          MAILKEY CORPORATION AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE ENTITY)
                               Condensed Consolidated Statements of Shareholders' Deficit


                                                                               Common Shares             Additional
                                                          Minority     ------------------------------     Paid-In
                                                          Interest        Shares          Amount          Capital
                                                       --------------- -------------- --------------- ----------------
Balance at March 11, 2003
  (Date of Inception)                                   $          -              -    $          -    $           -

Issuance of "founders" shares
  at $0.001 per share - March                                      -      8,692,900           8,693           (7,824)

Issuance of shares at $0.05 per share
  for $0.001 cash and $0.0499 services - October                   -      5,110,397           5,110          250,921

Issuance of shares at $0.05 per share
  for cash - October                                               -      1,976,318           1,976           96,845

Issuance of shares at $0.05 per share
  for services - October                                           -        483,800             484           23,703

Issuance of shares and warrants at $0.25
  per share plus 1/2 of a warrant - June - August                  -      3,306,000           3,306          823,194

Issuance of shares valued at $0.1919
  per share for services - June - August                           -      1,230,585           1,231          235,041

Issuance of shares and warrants at $0.50
  per share plus 1/2 of a warrant - August - November              -        490,000             490          244,510

Issuance of shares valued at $0.3878
  per share for services - August - November                       -        230,000             230           88,986

Issuance of shares and warrants at $0.85
  for one share plus 1/2 of a warrant - November-
  December                                                         -        375,000             375          318,375

Consulting fees paid in conjunction
  with 2003 share issuances                                        -              -               -         (149,790)

Options issued for services                                        -              -               -           53,520

Issuance of minority interest in
  subsidiary                                                     411              -               -                -

Foreign currency translation
  adjustments                                                      -              -               -                -

Minority interest in loss                                       (411)             -               -                -

Net loss                                                           -              -               -                -
                                                       --------------- -------------- --------------- ----------------

Balance, December 31, 2003                              $          -     21,895,000    $     21,895    $   1,977,481
                                                       --------------- -------------- --------------- ----------------


                               See notes to condensed consolidated financial statements.


                                        MAILKEY CORPORATION AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE ENTITY)
                             Condensed Consolidated Statements of Shareholders' Deficit


                                                                        Accumulated     Deficit
                                                                          Foreign     Accumulated
                                                                         Exchange      During the
                                                                        Translation   Development
                                                                        Adjustment       Stage           Total
                                                                       ------------  -------------  ---------------
Balance at March 11, 2003
  (Date of Inception)                                                  $         -   $          -   $            -

Issuance of "founders" shares
  at $0.001 per share - March                                                    -              -              869

Issuance of shares at $0.05 per share
  for $0.001 cash and $0.0499 services - October                                 -              -          256,031

Issuance of shares at $0.05 per share
  for cash - October                                                             -              -           98,821

Issuance of shares at $0.05 per share
  for services - October                                                         -              -           24,187

Issuance of shares and warrants at $0.25
  for one share plus 1/2 of a warrant  - June - August                           -              -          826,500

Issuance of shares valued at $0.1919 per
  share for services - June - August                                             -              -          236,272

Issuance of shares and warrants at $0.50
  per share plus 1/2 of a warrant - August - November                            -              -          245,000

Issuance of shares valued at $0.3878 per
  share for services - August - November                                         -              -           89,216

Issuance of shares and warrants at 0.85
  for one share plus 1/2 of a warrant - November -
  December                                                                       -              -          318,750

Consulting fees paid in conjunction
  with 2003 share issuances                                                      -              -         (149,790)

Options issued for services                                                      -              -           53,520

Issuance of minority interest in
  subsidiary                                                                     -              -              411

Foreign currency translation
  adjustments                                                                9,251              -            9,251

Minority interest in loss                                                        -              -             (411)

Net loss                                                                         -     (2,157,655)      (2,157,655)
                                                                       ------------  -------------  ---------------

Balance, December 31, 2003                                             $     9,251   $ (2,157,655)  $     (149,028)
                                                                       ------------  -------------  ---------------


                              See notes to condensed consolidated financial statements.


                                          MAILKEY CORPORATION AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE ENTITY)
                               Condensed Consolidated Statements of Shareholders' Deficit


                                                                               Common Shares             Additional
                                                          Minority     ------------------------------     Paid-In
                                                          Interest        Shares          Amount          Capital
                                                       --------------- -------------- --------------- ----------------
Balance at December 31, 2003
  restated for division of stock                        $           -     21,895,000   $      21,895   $    1,977,481

Transfer of shares $0.6468 per share
  to Employee Benefit Trust                                         -      1,500,000           1,500          968,700

650,000 warrants issued in connection
  with notes payable of $650,000
  beneficial conversion feature on
  notes payable - January 23 to
  February 23, 2004                                                 -              -               -          246,727

Issuance of shares at $0.85 per share
  for cash - March 24                                               -        950,000             950          806,550

Issuance of shares on exercise of
  warrants at $0.50 -  March 24                                     -      1,001,000           1,001          499,499

Issuance of shares on exercise of
  warrants at $1 - March 24                                         -        100,000             100           99,900

Issuance of shares on exercise of
  options at $0.125 - March 24                                      -        800,000             800           99,200

Consulting fees incurred in conjunction
  with 2004 share issuances                                         -              -               -          (93,756)

Options issued to consultants in
  connection with services in
  January 2004                                                      -              -               -        2,086,523

Amortization of options issued to
  consultants                                                       -              -               -                -

Shares deemed issued in recapitalization
  transaction - March 25, 2004                                      -      2,619,238           2,619           (2,619)

Foreign currency translation adjustments                            -              -               -                -

Net loss                                                            -              -               -                -
                                                       --------------- -------------- --------------- ----------------

Balance, March 31, 2004                                 $           -     28,865,238   $      28,865   $    6,688,205
                                                       --------------- -------------- --------------- ----------------


                               See notes to condensed consolidated financial statements.


                                                MAILKEY CORPORATION AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE ENTITY)
                                     Condensed Consolidated Statements of Shareholders' Deficit


                                                                                         Accumulated      Deficit
                                                                                           Foreign      Accumulated
                                                                                          Exchange       During the
                                                          Subscription     Deferred      Translation    Development
                                                           Receivable    Compensation    Adjustment        Stage           Total
                                                          ------------   ------------   ------------   -------------   -------------
Balance at December 31, 2003
   restated for division of stock                          $        -    $         -     $    9,251     $(2,157,655)    $  (149,028)

Transfer of shares $0.6468 per share
   to Employee Benefit Trust                                        -              -              -               -         970,200

650,000 warrants issued in connection
  with notes payable of $650,000
  beneficial conversion feature on notes
  payable - January 23 to
  February 26, 2004                                                 -              -              -               -         246,727

Issuance of shares at $0.85 per share
  for cash - March 24                                        (212,500)             -              -               -         595,000

Issuance of shares on exercise of
  warrants for $0.50 - March 24                                     -              -              -               -         500,500

Issuance of shares on exercise of
  warrants at $1 - March 24                                   (50,000)             -              -               -          50,000

Issuance of shares on exercise of
  options at $0.125 - March 24                                      -              -              -               -         100,000

Consulting fees incurred in conjunction
  with 2004 share issuances                                         -              -              -               -         (93,756)

Options issued to consultants in
  conjunction with services in
  January 2004                                                      -     (2,086,523)             -               -               -

Amortization of options issued to
  consultants                                                       -        163,888              -               -         163,888

Shares deemed issued in recapitalization
  transaction - March 25, 2004                                      -              -              -               -               -

Foreign currency translation
  adjustments                                                       -              -         (3,047)              -          (3,047)

Net loss                                                            -              -              -      (2,510,230)     (2,510,230)
                                                          ------------   ------------   ------------   -------------   -------------

Balance, March 31, 2004                                    $ (262,500)   $(1,922,635)    $    6,204     $(4,667,885)    $  (129,746)
                                                          ------------   ------------   ------------   -------------   -------------


                                      See notes to condensed consolidated financial statements.


                                         MAILKEY CORPORATION AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTITY)
                              Condensed Consolidated Statements of Shareholders' Deficit
                                                     (Unaudited)


                                                                        Common Shares                  Additional
                                                             -------------------------------------      Paid-In
                                                                  Shares             Amount             Capital
                                                             -----------------  ------------------ -----------------
Balance at March 31, 2004 carryforward
  restated for division of stock                                 28,865,238      $       28,865     $   6,688,205

Issuance of shares at $0.85 per share in
  connection with conversion of bridge
  loan, 470,588 shares issued, 294,118
  issuable at June 30, 2004 - June                                  764,706                 765           649,235

Issuance of shares at $0.85 per share in
  connection with conversion of bridge
  loan interest, 19,425 shares issued,
  8,831 issuable at June 30, 2004 - June                             28,256                  28            23,990

Issuance of shares at $0.50 per share in
  connection with exercise of warrants
  Between June 18, 2004 - August 20, 2004                           462,000                 462           230,538

Issuance of shares at $1.00 per share in
  connection with exercise of warrants
  Between June 18, 2004 - August 20, 2004                           953,019                 953           952,066

Offering costs incurred in conjunction conversions
  with June and July 2004 warrant conversions                             -                   -         (114,897)

Stock subscriptions received                                              -                   -                 -

Issuance of shares to consultants at $0.60
  Per share in lieu of fees owed - September                         51,803                  52            31,032

Revalue options issued to consultants in
  conjunction with services in
  December 2003 and January 2004                                          -                   -       (1,264,864)

Amortization of expense for options issued
  to consultants                                                          -                   -                 -

Foreign currency translation                                              -                   -                 -

Net loss                                                                  -                   -                 -
                                                             -----------------  ------------------ -----------------

Balance, September 30, 2004                                      31,125,022      $       31,125     $   7,195,305
                                                             =================  ================== =================


                              See notes to condensed consolidated financial statements.


                                                MAILKEY CORPORATION AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE ENTITY)
                                     Condensed Consolidated Statements of Shareholders' Deficit
                                                             (Unaudited)


                                                                                         Accumulated      Deficit
                                                                                           Foreign      Accumulated
                                                                                          Exchange       During the
                                                          Subscription     Deferred      Translation    Development
                                                           Receivable    Compensation    Adjustment        Stage           Total
                                                          ------------   ------------   ------------   -------------   -------------
Balance at March 31, 2004 carryforward
  restated for division of stock                          $  (262,500)   $(1,922,635)   $     6,204    $ (4,667,885)   $   (129,746)

Issuance of shares at $0.85 per share
  in connection with conversion
  of bridge loan, 470,588 shares issued,
  294,118 issuable at June 30, 2004 - June                          -              -              -               -         650,000

Issuance of shares at $0.85 per share
  in connection with conversion
  of bridge loan interest, 19,425 shares
  issued, 8,831 issuable at June 30, 2004                           -              -              -               -          24,018
  - June

Issuance of shares at $0.50 per share in
  connection with exercise of warrants
  Between June 18, 2004 - August 20, 2004                           -              -              -               -         231,000

Issuance of shares at $1.00 per share in
  connection with exercise of warrants
  Between June 18, 2004 - August 20, 2004                           -              -              -               -         953,019

Offering costs incurred in conjunction
  with June and July 2004 warrant
  conversions                                                       -              -              -               -        (114,897)

Stock subscriptions received                                  160,000              -              -               -         160,000

Issuance of shares to consultants at $0.60
  Per share in lieu of fees owed -                                  -              -              -               -          31,084
  September

Revalue options issued to consultants
  in conjunction with services in
  December 2003 and January 2004                                    -      1,264,864              -               -               -

Amortization of expense for options
  issued to consultants                                             -        512,382              -               -         512,382

Foreign currency translation                                        -              -         15,999               -          15,999

Net loss                                                            -              -              -      (2,808,818)     (2,808,818)
                                                          ------------   ------------   ------------   -------------   -------------

Balance, September 30, 2004                               $  (102,500)   $  (145,389)   $    22,203    $ (7,476,703)   $   (475,959)
                                                          ============   ============   ============   ==============  =============


                                      See notes to condensed consolidated financial statements.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

                The accompanying unaudited condensed consolidated financial statements have been prepared by the management of MailKey Corporation and subsidiaries (the "Company" or "Group"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of MailKey Corporation and subsidiaries, as of March 31, 2004, and the notes thereto contained in the Form 10-KSB filed by the Company. The results of operations for the six months ended and since inception through September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

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

        RESEARCH AND DEVELOPMENT

                Research and development costs relating principally to the design and development of products are expensed as incurred. The Company incurred approximately $904,000 and $491,000 of research and development expense for the six month and three month periods ended September 30, 2004, respectively. The Company incurred approximately $896,000 and $779,000 of research and development expense for the six month and three month periods ended September 30, 2003, respectively.

        LOSS PER SHARE

                Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Shares associated with the 1,715,000 stock options and 925,500 warrants outstanding at September 30, 2004 and the 80,000 stock options outstanding at September 30, 2003 were not included because their inclusion would be antidilutive (i.e. reduce the net loss per share).

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        STOCK BASED COMPENSATION

                The Group follows the provisions of SFAS No. 123 - "ACCOUNTING FOR STOCK BASED COMPENSATION". As permitted under SFAS No. 123, the Group has continued to utilize APB 25 "Accounting For Stock Issued To Employees", and related interpretations, in accounting for its stock-based compensation to employees and directors. Had compensation expense for the six month periods ended September 30, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148 - "AN ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS 123," the Group net loss and net loss per share would have differed as follows:

                                                             Three Months Ended                       Six Months Ended
                                                               September 30,                           September 30,
                                                     -----------------------------------     -----------------------------------
                                                           2004               2003                 2004                2003
                                                     -----------------    --------------     ---------------     ---------------
Net loss to common stockholders, as reported          $   (1,267,990)      $  (907,409)       $ (2,808,818)       $ (1,088,904)

Add:   Stock-based employee compensation
       expense included in reported net loss
       determined under APB No. 25, net of
       related tax effects                                   203,000            53,520             214,904              53,520

Deduct:   Total stock-based employee
          compensation expense determined
          under fair-value-based method for
          all awards, net of related tax effects            (365,012)          (60,560)           (491,288)            (60,560)
                                                     -----------------    --------------     ---------------     ---------------

Pro Forma net loss                                    $   (1,430,002)      $  (914,449)       $ (3,085,202)       $ (1,095,944)
                                                     -----------------    --------------     ---------------     ---------------

Earnings per share:
   Basic and diluted - as reported                    $        (0.04)      $     (0.07)       $      (0.09)       $     (0.10)
   Basic and diluted - pro forma                      $        (0.05)      $     (0.07)       $      (0.10)       $     (0.10)

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

                                                           2004          2003
                                                        ----------    ----------
                     Risk free rate                        3.0%          1.3%
                     Expected years until exercise         4.25          0.75
                     Expected stock volatility             150%          150%
                     Dividend yield                           -             -

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


2.      DESCRIPTION OF BUSINESS

                Mailkey is a messaging security and management company. It is developing its Message Manager and Envoy technology platforms to enable scaleable filtration, control and management of messages through a central management point.

                Mailkey anticipates acquiring additional technologies, businesses and related assets that we believe are complimentary to either our existing technologies or technologies that we are developing or may attempt to develop in the future. In addition to any potential acquisitions of complimentary technologies, we also plan to review opportunities to acquire companies, businesses and assets that may lead us into new areas of business activity.

                The Company's Chairman and Chief Executive Officer resigned in September 2004 and the Company's Chief Financial Officer and member of the Board resigned in November 2004. Both positions have been filled by the Company's founder and deputy chairman. In November 2004 Susan Walton joined the Company as a member of the Board of Directors.

3.      GOING CONCERN

                The accompanying financial statements have been prepared assuming that the Group will continue as a going concern. The Group incurred a net loss of $2,808,818 and had minimal revenue during the six months ended September 30, 2004. Those conditions raise substantial doubt about the Group's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of September 30, 2004, the Company estimated its cash on hand was insufficient to cover one month of operations and has increased its borrowing on the short-term related-party loan by approximately $35,000 to finance operations.

                Management plans to raise additional capital during the remainder of fiscal 2004. These funds, in addition to its cash held at September 30, 2004, will be needed in order to finance the Company's currently anticipated operating and capital expenditures for the remainder of fiscal 2004.

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


4.      DEPRECIATION

                Depreciation expense for the six months ending September 30, 2004 and 2003 was $12,658 and $2,158, respectively.


5.      SHORT-TERM LOANS PAYABLE

                During the six months ended September 30, 2004, short-term loans payable with a face value of $650,000 were converted to 764,706 shares of common stock at $0.85 per share. Accrued interest of $24,018 was also converted into 28,256 shares of common stock at $0.85 per share.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


5.      SHORT-TERM LOANS PAYABLE (Continued)

                The remaining discount on the short-term loans was amortized during the six months ended September 30, 2004 resulting in interest expense of $190,566.

                During the six months ended September 30, 2004, the Company borrowed $200,000 pursuant to a short-term note for the purpose of financing insurance premiums. At September 30, 2004, a balance of $114,604 was due in five monthly installments of $22,610, including interest at 4.172%.


6.      SHORT-TERM LOAN PAYABLE - RELATED PARTY

                The short-term loan payable from a related party represents an advance from a company controlled by a family member of one of the Group's directors and chief executive officer. The loan has $78,667 outstanding at September 30, 2004 and $43,087 was outstanding as of March 31, 2004. The note bears interest at the base rate of Barclays bank + 1%. The due date of the note has been extended to December 31, 2004.


7.      WARRANTS

                Each warrant entitles the holder to purchase one common share at a stated exercise price any time through a stated expiration date. The warrants outstanding were as follows:

                                                                September 30,             March 31,
                                                                     2004                   2004
                                                              -------------------     -----------------
        Exercise price $0.50, expiration October 2005                         -               652,000

        Exercise price $1.00, expiration October 2005                   275,000             1,839,854

        Exercise price $2.00, expiration March 2005                     650,500               650,500
                                                              -------------------     -----------------

        Total                                                           925,500             3,142,354
                                                              ===================     =================

                During the six months ended September 30, 2004, the Company called 1,564,854 warrants with an exercise price of $1.00 of which 953,019 warrants were exercised and called 652,000 warrants with an exercise price of $0.50 of which 462,000 were exercised. This resulted in the issuance of 1,415,019 additional shares.


8.      COMMITMENTS AND CONTINGENCIES

                As of September 30, 2004, the Group had commitments under operating leases that required aggregate minimum payment that approximates $32,000 through March 31, 2005. Rent expense for the six months ended September 30, 2004 and 2003 was $75,116 and $25,830, respectively.

                It has come to the attention of management that the Company has not filed U.S. tax returns for the past several years. upon obtaining additional financing the Company will pay its outside auditors to prepare the unfiled returns. Management believes there is no material tax liability owed to taxing authorities.

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


9.      STOCK OPTIONS

                Stock option activity during the periods indicated is as follows:

                                                                                     Weighted-
                                                               Number of              Average
                                                                 Shares            Exercise Price
                                                            -----------------     -----------------
               Balance at March  31, 2004                        3,375,000          $       0.75

               Granted                                             620,000                  0.58
               Cancelled or lapsed                              (2,280,000)                 0.69
               Exercised                                                 -                     -
                                                            -----------------     -----------------

               Balance at September 30, 2004                     1,715,000          $       0.76
                                                            =================     =================

                The following table summarizes information about stock options outstanding as of September 30, 2004:


                                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                       --------------------------------------------------------    ----------------------------------------
                          Outstanding            Weighted           Weighted            Number                 Weighted
     Range of                  at                 Average            Average        Exercisable at              Average
     Exercise             September 30,          Remaining          Exercise         September 30,             Exercise
      Prices                  2004             Contract Life          Price              2004                   Price
-------------------    -------------------    ---------------    --------------    -----------------      -----------------
  $ 0.25 - $ 0.85           1,715,000            3.9 years           $  0.76            802,500              $      0.65


10.     CONSULTING FEES - RELATED PARTY

                The Company's current Chief Executive Officer ("CEO") provides his service to the Company through an outside consulting firm. The aggregate cost of this service approximated $71,000 and $31,000 for the six months ended September 30, 2004 and 2003, respectively. The aggregate cost of this service approximated $36,000 and $14,000 for the three month period ended September 30, 2004 and 2003, respectively.

                The Company's former CEO also provided his service to the Company through an outside consulting firm. The aggregate cost of this service incurred by the Company approximated $254,000 for the six months ended September 30, 2004 and $146,000 for the three months ended September 30, 2004. Included in both the amounts above is $35,000 in expense related to stock options issued to the former CEO in September 2004. The former CEO provided no services for the period ended September 30, 2003.

                The minority interest holder in Mailkey Asia PTE, Ltd. ("Mailkey Asia") controls a company that provides consulting services to the Company. The costs of these services approximated $86,000 and $46,000 for the six month periods ended September 30, 2004 and 2003, respectively. The cost of these services for the three month period ended September 30, 2004 and 2003, approximated $11,000 and $46,000, respectively.

11.     SUBSEQUENT EVENTS

                On November 9, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Inc., a Nevada Corporation ("iElement") and Ivan Zweig, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of iElement (the "Merger").

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


11.     SUBSEQUENT EVENTS (Continued)

                In November, 2004, the Company's Chief Financial Officer resigned from his position as Chief Financial Officer and as a member of the Board. The position was filled by the Company's Chief Executive Officer.

                In November, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Inc., a Nevada Corporation ("iElement") and Ivan Zweig, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of iElement (the "Merger").

                Under the terms of the Merger Agreement, at the effective time of the Merger, Merger Sub will be merged into iElement, at which time the separate corporate existence of Merger Sub will cease and iElement will continue as the surviving company in the Merger. As a result of the Merger, iElement will become a wholly-owned subsidiary of the Company.

                We expect to issue approximately 3.44 shares of our common stock in exchange for each issued and outstanding share of capital stock of iElement, which would result in an aggregate issuance by us of approximately 29,700,000 shares of our common stock which would represent approximately 47% of the Company's outstanding common stock after the issuance. The actual exchange ratio remains subject to adjustment and will be determined immediately prior to the closing.

                The closing of the Merger is subject to approval by the shareholders of iElement and other conditions customary for transactions of this nature.

                Effective October, 2004 the Company transferred all of the shares of its investment in Mailkey Asia PTE, Ltd. ("Mailkey Asia") to the minority shareholder of the subsidiary in consideration for a reduction in the number of the Mailkey Asia's minority owner's outstanding stock options in the Company. An option to buy 600,000 shares of the Company's common stock was reduced to an option to buy 240,000 shares. The new stock options vested immediately and the expiration date was accelerated to December 31, 2006 from December 31, 2008.

                On November, 2004, the Company issued 500,000 shares of stock to its Chief Financial Officer as compensation for services to the company as well as payment of amounts owed to him. In November, 2004, the Company issued 1,500,000 shares of stock as compensation for services to the Company under consultancy contracts relating to the development of the business and products of the Company, advice regarding acquisitions, financial analysis, and industry research.

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

OUR PLAN OF OPERATION

        We intend to become a leading messaging security solutions provider and communications services provider focused on the provision of business services through a number of integrated technology solutions. We anticipate achieving this objective by becoming a market driven business solutions company focused on offering full service business solutions we are developing internally as well as solutions we may acquire through strategic acquisitions and partnerships.

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

        Our research and development activities are focused on the enhancement of our current electronic messaging security solutions and the development of next-generation technologies in the messaging security solutions market. We anticipate that the majority of our research and development efforts will be devoted to the internal development of complimentary technologies that we intend to acquire from external sources, and that the remainder of such efforts will be devoted to the internal development of our own proprietary technologies.

        We anticipate acquiring additional technologies, businesses and related assets that we believe are complimentary to either our existing technologies or technologies that we are developing or may attempt to develop in the future. In addition to any potential acquisitions of complimentary technologies described above, we also plan to review opportunities to acquire companies and businesses located in the United States that may lead us into new areas of business activity.

        In furtherance of this strategy, on November 9, 2004, we entered into an agreement to acquire iElement, Inc. ("iElement"), a privately-owned Nevada corporation and facilities-based nationwide communications service provider that provides state-of-the-art telecommunications services to small- and medium-sized enterprises. A more detailed discussion of the agreement and iElement is provided below under "Recent Developments."

        We anticipate that the number of people who we employ may increase substantially over the next 12 months as we continue to execute on our business plan.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of September 30, 2004, we had a cash balance of $119,468.

        In June 2004, MK Secure Solutions Limited, our wholly-owned subsidiary ("MK Secure Solutions"), completed a round of convertible loan financing that it had initiated in early 2004 and for which it had received aggregate cash proceeds of $650,000. The proceeds were raised through MK Secure Solutions' issuance of loans convertible into shares of our common stock and warrants to acquire 650,000 shares of our common stock earlier this year. These securities were sold in loan units comprised of one (1) loan in the amount of $50,000 and one (1) warrant. The loans had a maturity date of July 31, 2004 and accrued interest at an annualized rate of 10%. The loans and any accrued interest thereon were convertible into shares of our common stock at a conversion price of $0.85 per share, and the warrants are exercisable into 50,000 shares of our common stock at an exercise price of $1.00 per share. As of June 30, 2004, all of the loans made thereunder and accrued interest thereon had been converted into shares of our common stock by the holders thereof.

        During the six (6) months ended September 30, 2004, we completed various warrant calls pursuant to which we received aggregate cash proceeds of approximately $1,180,000 in connection with the exercise of warrants held by certain of our investors. The warrants had been issued in connection with various private offerings of securities the we had conducted over the past 18 months. The warrants had exercise prices of either $.50 or $1.00 per share, were exercisable immediately, had an expiration date of October 2005, and contained call provisions granting us the right to call the warrants if any one of several alternative events occurred. In connection with the warrant calls, warrants to purchase 462,000 shares of our common stock were exercised at an exercise price of $.50 per share and warrants to purchase 953,019 shares of our common stock were exercised at an exercise price of $1.00 per share. As a result, we issued a total of 1,415,019 shares of our common stock in connection with the exercise of these warrants. The remaining warrants to purchase 801,835 shares of our commons stock that were subject to the warrant call but were not exercised expired upon the completion of the applicable warrant call notice period.

        During October 2004, we entered into an agreement with Palladian Advisors, a financial advisory services firm, to assist us in raising additional capital and to provide us with advisory services in connection with our growth strategy.

        We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

        We believe that our current cash resources will not be sufficient to sustain our current operations for the next twelve (12) months, and that we will need to raise additional capital to execute our business plan. We intend to obtain additional cash resources within the next twelve

(12) months through sales of equity or debt securities. The sale of additional equity or convertible debt securities would result in dilution to our shareholders. The issuance of debt securities could subject us to increased expenses and covenants that may have the effect of restricting our operations. We have not made arrangements to obtain additional financing and we can provide no assurance that financing will be available in amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back our plans to develop our messaging security solutions or acquire complementary companies, businesses, assets or technologies.

OFF-BALANCE SHEET ARRANGEMENTS

        As of September 30, 2004, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT DEVELOPMENTS

        On November 9, 2004, we entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among us, MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), iElement and Ivan Zweig, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of iElement (the "Merger").

        Under the terms of the Merger Agreement, at the effective time of the Merger, Merger Sub will be merged with an into iElement, at which time the separate corporate existence of Merger Sub will cease and iElement will continue as the surviving company in the Merger. As a result of the Merger, iElement will become a wholly-owned subsidiary of the Company.

        We expect to issue approximately 3.44 shares of our common stock in exchange for each issued and outstanding share of capital stock of iElement, which would result in an aggregate issuance by us of approximately 29,700,000 shares of our common stock. The actual exchange ratio remains subject to adjustment and will be determined immediately prior to the closing.

        iElement is a facilities-based nationwide communications service provider that provides state-of-the-art telecommunications services to small and medium sized enterprises ("SMEs"). iElement provides broadband data, voice and wireless services using integrated T-1 lines with a Layer 2 Private Network solution to provide SMEs with dedicated Internet access services, customizable business solutions for voice, data and Internet, and secure communications channels between the SMEs' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. IElement has a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas, and Chicago.

        The closing of the Merger is subject to approval by the shareholders of iElement and other conditions customary for transactions of this nature.

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

                           PART II. OTHER INFORMATION


ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        From July 1, 2004 through August 20, 2004, we completed various warrant calls pursuant to which we received aggregate gross cash proceeds of approximately $493,000 in connection with the exercise of warrants held by certain of our investors. The shares of our common stock issued upon the exercise of the warrants were issued to a limited number of accredited investors in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder or Regulation S under the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

        On July 13, 2004, we filed a report on Form 8-K under Item 4 with the SEC disclosing our dismissal of Spicer Jeffries LLP as our independent accountant and the engagement of L J Soldinger Associates, LLC as our new independent accountant.

        On September 8, 2004, we filed a report on Form 8-K under Items 1.01 and
9.01 disclosing that we had entered into an agreement to acquire 100% of the issued share capital of Milson Gray Limited, a private limited company incorporated in England and Wales.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MAILKEY CORPORATION



Date:  November 22, 2004                 /s/  Tim Dean-Smith
                                         ---------------------------------------
                                         Tim Dean-Smith
                                         Chairman and Chief Executive Officer

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