Form 10QSB
period 2004-12-31
MAILKEY CORP
filed 2005-02-18
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended: December 31, 2004
                                                         -----------------

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act of
        1934

                         For the transition period from __________ to __________

                         Commission File No. 000-29331

                               MAILKEY CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Nevada                                   76-0270295
---------------------------------------    -------------------------------------
    (State or Other Jurisdiction of                    IRS Employer
     Incorporation or Organization)                  Identification No.)

                                17194 Preston Rd.
                                Suite 102 PMB 341
                                Dallas, TX 75248
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 1-214-254-3440
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes  [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 34,726,355 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on February 16, 2005.

        Transitional Small Business Disclosure Format (check one):

Yes  [ ]      No  [X]

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

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



         Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets as of
                       December 31, 2004 and 2003

                  Condensed Consolidated Statements of Operations for the
                       Nine Months Ended December 31, 2004 and for the period from March 11, 2003 (Inception) to December 31, 2003 (with Cumulative Totals Since Inception)

                  Condensed Consolidated Statements of Cash Flows for the Nine
                       Months Ended December 31, 2004 and for the period from March 11, 2003 (Inception) to December 31, 2003
                       (with Cumulative Totals Since Inception)

                  Notes to Condensed Consolidated Financial Statements

                                   MAILKEY CORPORATION AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE ENTITY)
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 2004 AND 2003

                                                  ASSETS

                                                                            2004                 2003
                                                                       --------------       --------------
Current Assets:
   Cash                                                                $      2,361         $     68,282
   Prepaid expenses                                                         102,530               13,262
                                                                       --------------       --------------
     Total Current Assets                                                   104,891               81,544
                                                                       --------------       --------------
Property and equipment, net                                                       -               34,816
                                                                       --------------       --------------
Other Assets
   Loan receivable - long-term                                              100,000                    -
                                                                       --------------       --------------
TOTAL ASSETS                                                           $    204,891         $    116,360
                                                                       ==============       ==============

                                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
    Short-term loans payable - related parties                         $    333,255         $     61,660
    Short-term loans payable                                                 70,159                    -
    Accrued liabilities                                                     797,020              203,728
                                                                       --------------       --------------
     Total Current Liabilities                                            1,200,434              265,388
                                                                       --------------       --------------

SHAREHOLDERS' (DEFICIT)
    Common shares $0.001 par, 100,000,000 and 470,000,000
      shares authorized; 34,726,355 and 21,895,000 issued and
      outstanding at 2004 and 2003, respectively                             35,226               21,895
    Additional paid-in capital                                            8,400,306            1,977,481
    Accumulated foreign exchange translation adjustment                      53,645                9,251
    Deficit accumulated during the development stage                     (9,484,720)          (2,157,655)
                                                                       --------------       --------------
     Total Shareholders' (Deficit)                                         (995,543)            (149,028)
                                                                       --------------       --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $    204,891         $    116,360
                                                                       ==============       ==============


      The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                     5

                                              MAILKEY CORPORATION AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE ENTITY)
                                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              FOR THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                            (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                           (UNAUDITED)

                                                                                                                  March 11, 2003
                                                    Nine Months Ended                  Three Months Ended           (Inception)
                                                      December 31,                        December 31,                  to
                                                2004                2003            2004               2003      December 31, 2004
                                           --------------      --------------   --------------    -------------- -----------------
REVENUES                                    $       1,329       $           -   $       1,143      $           -  $          1,329

OPERATING EXPENSES
     Software development and
        other compensation                      2,856,953           1,474,195       1,648,542            655,937         5,938,709
     Consulting fees - related party              444,143             246,637          33,000            168,580           951,310
     Legal and professional fees                  461,022             227,446          41,956            134,772           934,805
     Other selling, general and
        administrative                            807,387             210,541         239,317            109,896         1,343,248
                                           --------------      --------------   --------------    -------------- -----------------
               Total Operating Expenses         4,569,505           2,158,819       1,962,815          1,069,185         9,168,072
                                           --------------      --------------   --------------    -------------- -----------------
LOSS BEFORE OTHER INCOME (EXPENSE)             (4,568,176)         (2,158,819)     (1,961,672)        (1,069,185)       (9,166,743

OTHER INCOME (EXPENSE)
     Interest expense                            (210,484)                  -          (2,328)                 -          (281,089
     Interest and other income, net                 1,227                 753          (4,615)               434              2103
     Loss on disposition of fixed assets          (39,402)                  -         (39,402)                 -           (39,402
                                           --------------      --------------   --------------    -------------- -----------------
          Total Other Income (Expense)           (248,659)                753         (46,345)               434          (318,388
                                           --------------      --------------   --------------    -------------- -----------------
LOSS BEFORE MINORITY INTEREST                  (4,816,835)         (2,158,066)     (2,008,017)        (1,068,751)       (9,485,131

MINORITY INTEREST IN LOSS OF SUBSIDIARIES               -                 411               -                411               411

NET LOSS APPLICABLE TO COMMON SHARES          ($4,816,835)        ($2,157,655)    ($2,008,017)       ($1,068,340)      ($9,484,720

NET LOSS PER BASIC AND DILUTED SHARES              $ 0.16              $ 0.15          $ 0.06             $ 0.05            $ 0.45
                                           ==============      ==============   ==============    ============== =================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           30,549,560          13,992,463      32,637,262         21,526,033        21,875,375

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                 6

                                                           MAILKEY CORPORATION AND SUBSIDIARIES
                                                               (A DEVELOPMENT STAGE ENTITY)
                                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                                        (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                                        (UNAUDITED)
                                                                                                                  March 11,
                                                                                                               (Inception) to
                                                                   2004                       2003            December 31, 2004
                                                            -------------------       -----------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $ (4,816,835)           $ (2,157,655)            $ (9,484,720)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                     13,184                   9,785                   28,096
      Loss on disposal of equipment                                     39,402                       -                   39,402
      Common stock issued for services                               1,209,102                       -                1,209,102
      Fixed assets exchanged for services                               17,795                       -                   17,795
      Subscription receivable written-off                              102,500                       -                  102,500
      Deferred compensation written-off                                145,389                       -                  145,389
      Amortization of debt discount and beneficial
         conversion feature                                            184,299                       -                  246,727
      Amortization of deferred compensation                            477,382                       -                  641,270
      Amortization of deferred
        compensation - related party                                    35,000                       -                   35,000
      Stock-based compensation                                               -                 658,522                1,628,722
      Interest expense settled by stock issuance                       (16,016)                                         (16,016)
      Minority interest share in loss of subsidiaries                        -                    (411)                    (411)

Changes in assets and liabilities
      (Increase) in prepaid assets                                     (44,589)                (13,262)                (102,530)
      Increase in accounts payable and accrued liabilities             261,439                 203,728                  844,120
                                                            -------------------       -----------------      -------------------
      Total adjustments                                              2,424,887                 858,362                4,819,166
                                                            -------------------       -----------------      -------------------
      Net cash (used in) operating activities                       (2,391,948)             (1,299,293)              (4,665,554)
                                                            -------------------       -----------------      -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Payment on loan receivable                                        (100,000)                      -                 (100,000)
    Acquisition of property and equipment                               (7,122)                (44,601)                 (85,293)
                                                            -------------------       -----------------      -------------------
      Net cash (used in) investing activities                         (107,122)                (44,601)                (185,293)
                                                            -------------------       -----------------      -------------------


                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                7


                                              MAILKEY CORPORATION AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE ENTITY)
                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                            (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                           (UNAUDITED)
                                                                                                                 March 11,
                                                                                                               (Inception) to
                                                                   2004                   2003               December 31, 2004
                                                            -------------------      -----------------       -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds of short-term loans payable - related party               340,168                  61,660                  421,685
    Repayment of proceeds of short-term loans payable -
      related party                                                    (50,000)                      -                  (88,430)
    Payment of short-term loans payable                               (109,613)                                        (109,613)
    Issuance of subsidiary shares to minority interests                                            411                      411
    Issuance of common share capital                                 1,184,019               1,490,644                3,517,163
    Collection of stock subscriptions receivable                       563,000                       -                  563,000
    Payment of offering costs                                         (114,897)               (149,790)                (358,443)
    Proceeds from short-term debt                                      203,790                       -                  853,790
                                                            -------------------      -----------------       -------------------
      Net cash provided by financing activities                      2,016,467               1,402,925                4,799,563
                                                            -------------------      -----------------       -------------------
Effect of Exchange Rate Changes on Cash                                 47,441                   9,251                   53,645
                                                            -------------------      -----------------       -------------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                           (435,162)                 68,282                    2,361

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                  437,523                       -                        -
                                                            -------------------      -----------------       -------------------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                                                          2,361                  68,282                    2,361
                                                            ===================      =================       ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                          $           1,818        $              -        $           1,818
                                                            ===================      =================       ===================
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES

   Common stock issued for services                          $       1,209,102        $              -        $       1,209,102
                                                            ===================      =================       ===================
   Fixed assets exchanged for services                       $          17,795        $              -        $          17,795
                                                            ===================      =================       ===================
   Subscription receivable written off                       $         102,500        $              -        $         102,500
                                                            ===================      =================       ===================
   Deferred compensation written off                         $         145,389        $              -        $         145,389
                                                            ===================      =================       ===================
   Revaluation of options issued to consultants              $       1,264,864        $              -        $       1,264,864
                                                            ===================      =================       ===================
   Common stock issued in conversion of bridge loan          $         674,018        $              -        $         674,018
                                                            ===================      =================       ===================

                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                8

                      MAILKEY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTITY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1-       ORGANIZATION AND BASIS OF PRESENTATION

        MailKey is a messaging security and management company. It is developing its "Envoy" technology platforms to enable scaleable filtration, control and management of messages through a central management point.

        MailKey anticipates acquiring additional technologies, businesses and related assets that we believe are complimentary to either our existing technologies developmental stage technologies or technologies that we may attempt to develop in the future. In addition to any potential acquisitions of complimentary technologies, we also plan to review opportunities to acquire companies, businesses and assets that may lead us into new areas of business activity.

        The accompanying unaudited condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of MailKey Corporation and subsidiaries, as of March 31, 2004, and the notes thereto contained in the Form 10-KSB filed by the Company. The results of operations for the nine months ended and since inception through December 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

        The company's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

        On March 25, 2004, pursuant to an Agreement and Plan of Merger, Global Diversified Acquisition Corp. ("GDAC"), acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effected by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding MailKey stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey") and now MailKey, conducts its principal administrative, research and development operations in the United Kingdom through a wholly - owned subsidiary.

        Management has been in the process of designing and developing its products, raising capital, hiring personnel and obtaining customers. Accordingly, as the Company is a development stage enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting for Development Stage Enterprises. Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the company to the current balance sheet.

        The Company's Chairman and Chief Executive Officer resigned in September 2004 and the Company's Chief Financial Officer and member of the Board resigned in November 2004. The positions have been filled by the Company's deputy chairman and founder, respectively.

        On November 9, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the MailKey Corporation (the "Company"), MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Inc., a Nevada Corporation ("iElement") and Ivan Zweig, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of iElement, Inc. This transaction closed in January 2005. At the closing of the Merger, Merger Sub was merged into iElement, at which time the separate corporate existence of Merger Sub ceased and iElement now continues as the surviving company, as a wholly owned subsidiary of the Company.


NOTE 2-       NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

              REVENUE RECOGNITION

        As of the balance sheet date, the Company had not delivered product or provided services to customers that provide the Company with revenue. The Company will recognize revenue in accordance with Statement of Position ("SOP") 97-2 "SOFTWARE REVENUE RECOGNITION," and SOP 98-9 - Modification Of SOP 97-2, "SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS" to its specific business.

              BASIS OF CONSOLIDATION

        The consolidated financial statements include the financial position and results of MailKey Corporation, and its 100%-owned subsidiary, MK Secure Solutions Ltd, a company incorporated under the laws of the British Virgin Islands, and its 100%-owned subsidiary, MK Secure Solutions Ltd (UK), a company incorporated under the laws of the United Kingdom. The consolidated financial statements exclude all intercompany balances and transactions.

              PROPERTY AND EQUIPMENT

        Property and equipment, consisting of furniture, fixtures and equipment, are stated at cost less accumulated depreciation. Depreciation is provided by the straight-line methods over the estimated useful lives of three to five years.

        Each subsidiary within the Company files its own separate corporate tax returns as required by law in the jurisdiction of incorporation of each subsidiary. Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of valuation allowances, which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Net deferred tax assets and liabilities are recognized for future tax benefits such as net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation reserve has been recorded against deferred tax assets because management has determined it is more likely than not that the deferred tax assets will not be realized. No provision has been made for the United States income tax effects of undistributed earnings or unrealized losses of non-US subsidiaries as management expects these earnings to be reinvested indefinitely or received substantially free of additional tax.

        (i)     Earnings (Loss) Per Share of Common Stock

        Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

        The following is a reconciliation of the computation for basic and diluted EPS:

                                                                         DECEMBER 31
                                                                   2004              2003
                                                                   ----              ----

                Net loss                                       $(4,816,835)      $(2,157,655)

                Weighted-average common shares
                Outstanding (Basic)                             30,549,560        13,992,463

                Weighted-average common stock
                Equivalents:
                         Stock options                                   -                 -
                         Warrants                                  925,500         2,085,500

                Weighted-average common shares

                Outstanding (Diluted)                           30,549,560        13,992,463
                                                                ==========        ==========

        Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for the periods presented.

                RECLASSIFICATIONS

        Certain amounts for the nine months ended December 31, 2004 have been reclassified to conform with the presentation of the December 31, 2003 amounts. The reclassifications have no effect on net income for the nine months ended December 31, 2004.

                STOCK BASED COMPENSATION

        The Company follows the provisions of SFAS No. 123 - "ACCOUNTING FOR STOCK BASED COMPENSATION". As permitted under SFAS No. 123, the Company has continued to utilize APB 25 "Accounting For Stock Issued To Employees", and related interpretations, in accounting for its stock-based compensation to employees and directors. Had compensation expense for the nine month period ended December 31, 2004 and the period from March 11, 2003 (inception) to December 31, 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148.

NOTE 3-         RECAPITALIZATION TRANSACTION

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

        (iv) All of the MKSS outstanding warrants, options and loan units, became convertible into options, warrants and loan units of GDAC adjusted at the rate of one hundred for one and the strike prices for the individual options, warrants and loan units were adjusted at a rate of one hundredth of the original strike prices.

        As a result of the terms of the merger agreement as stated above, the merger is deemed to have involved a change in control of GDAC. The combination of MKSS and GDAC is being treated as a recapitalization of MKSS. GDAC is the legal acquirer in the merger. The Company is the accounting acquirer since their shareholders acquired a majority ownership interest in GDAC. Consequently, the financial statements of MKSS have become those of GDAC. GDAC subsequently changed its name to MailKey Corporation.

NOTE 4-         PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31, 2004 and 2003:

                                                   December 31   December 31
                                                      2004          2003
                                                   -----------   -----------

             Office equipment                      $        -       $13,652

             Computer equipment                             -        30,949
                                                   -----------   -----------

                                                            -        44,601

             Less:  Accumulated depreciation                -         9,785
                                                   -----------   -----------

                                                    $       -       $34,816
                                                   ===========   ===========

        Depreciation expense for the nine months ending December 31, 2004 and the period ended December 31, 2003 was $13,184, before disposition, and $9,785, respectively.


NOTE 5-         LOAN RECEIVABLE - LONG TERM

        The Company has a $100,000 loan receivable from iElement, a wholly-owned subsidiary of the Company effective in January 2005. The loan is non-interest bearing.


NOTE 6-         SHORT-TERM LOANS PAYABLE - RELATED PARTIES

        The short-term loans payable from related parties represent advances from both (i) a company controlled by a family member of one of the Group's directors and also (ii) a family member of one of the Group's directors. Total loans outstanding to the related parties at December 31, 2004 and 2003 were $333,255 and $61,660, respectively. The note bears interest at the base rate of Barclays bank + 1%. The due date of the note has been extended to March 31, 2005.

NOTE 7-         SHORT-TERM LOANS PAYABLE

        During the nine months ended December 31, 2004, short-term loans payable with a face value of $650,000 were converted to 764,706 shares of common stock at $0.85 per share. Accrued interest of $24,018 was also converted into 28,256 shares of common stock at $0.85 per share.

        The remaining discount on the short-term loans was amortized during the nine months ended December 31, 2004 resulting in interest expense of $190,566.

        During the nine months ended December 31, 2004, the Company borrowed $200,000 pursuant to a short-term note for the purpose of financing insurance premiums. At December 31, 2004, a balance of $70,159 was due in three monthly installments of $22,610, including interest at 4.172%

NOTE 8-         WARRANTS

        Each warrant entitles the holder to purchase one common share at a stated exercise price any time through a stated expiration date. The warrants outstanding were as follows:

                                                                       December 31       December 31
                                                                           2004               2003
                                                                      ------------       ------------
                Exercise price $0.50, expiration October 2005                  -          1,653,000

                Exercise price $1.00, expiration October 2005            275,000            432,500

                Exercise price $2.00, expiration March 2005              650,500                  -
                                                                      ------------       ------------

                Total                                                    925,500          2,085,500

NOTE 9-         STOCKHOLDERS' (DEFICIT)

        COMMON STOCK

        The Company has 100,000,000 and 470,000,000 shares of common stock authorized at December 31, 2004 and 2003, respectively, at a par value of $0.001. At December 31, 2004 and 2003 34,726,355 and 21,895,000 shares were issued and outstanding, respectively.

        The following details the stock transactions for the nine months ended December 31, 2004:

        The Company issued 792,962 shares of common stock for the conversion of a bridge loan and related interest.

        The Company issued 1,415,019 shares of common stock due to the exercise of warrants.

        The Company issued 3,601,333 shares of common stock for services valued at $1,209,102.

        The following details the stock transactions for the nine months ended December 31, 2003:

        The Company issued 3,306,000 shares of common stock for cash of $826,500.

        The Company issued 1,230,585 shares of common stock for cash of $236,272.

        The Company issued 490,000 shares of common stock for cash of $245,000.

        The Company issued 230,000 shares of common stock for cash of $89,216.

        The Company issued 375,000 shares of common stock for cash of $318,750.

        The Company issued 7,570,515 shares of common stock for cash of $379,039.

NOTE 10-        PROVISION FOR INCOME TAXES

        Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

        At December 31, 2004, deferred tax assets consist of the following:

         Net operating loss carryforwards                     $3,129,958
         Less:  valuation allowance                            (3,129,958)
                                                              --------------
                                                              $    -0-
                                                              ==============

        At December 31, 2004, the company had an accumulated deficit in the approximate amount of $9,484,720 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-        GOING CONCERN

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,816,835 and had minimal revenue for the nine months ended December 31, 2004, and, as of that date, had a shareholder's deficit of $9,484,720. Those conditions raise substantial doubt about the Group's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As of the nine months ended December 31, 2004, the Company estimated its cash on hand was insufficient to cover one month of operations and has increased its borrowing on the short-term related-party loan by approximately $35,000 to finance operations.

        Management plans to raise additional capital during the remainder of fiscal 2004. These funds, in addition to its cash held at December 31, 2004, will be needed in order to finance the Company's currently anticipated operating and capital expenditures for the remainder of fiscal 2004.

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

NOTE 12-        SUBSEQUENT EVENTS

        In January 2005, the Company sold its insolvent UK subsidiary, MK Secure Solutions Limited, for $1 to a UK based accounting firm, SS Khehar & Company. SS Khehar & Company have agreed to deal with the winding up of the subsidiary, and the finalization of UK filing requirements for the subsidiary, for a fee of $1,800.

        The merger with iElement, referred to in Note 1, became effective in January 2005. As a result of the merger, the Company will issue approximately 47,850,000 shares of its common stock to iElement stockholders. As of the date of this report, the issuance of the shares is still pending.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OUR PLAN OF OPERATION

        Further to the recent acquisition of iElement (see "Recent Developments" below) we intend to grow our sales of telecommunications services to small and medium sized enterprises ("SMEs"). We intend to grow the sales both organically, and also by acquisitions of other companies and/or customer bases. iElement currently provides broadband data, voice and wireless services using integrated T-1 lines with a Layer 2 Private Network solution to provide SMEs with dedicated internet access services, customizable business solutions for voice, data, wireless and internet, and secure communications channels between the SMEs' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices.

        We intend to continue developing the Java-based Envoy platform, with the goal of becoming a leading messaging security solutions provider and communications services provider focused on the provision of business services through a number of integrated technology solutions. We anticipate achieving this objective by becoming a market driven, business solutions company focused on offering full service business solutions we are developing internally as well as solutions we may acquire through strategic acquisitions and partnerships.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of December 31st, 2004, we had a cash balance of $2,361.

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

RECENT DEVELOPMENTS

        On January 19th 2005, we completed the acquisition of iElement Inc. ("iElement"). iElement is now a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Company authorized the issuance of an aggregate of approximately 47,850,000 shares of its common stock, $.001 par vale per share, to the former shareholders of iElement in exchange for all of the issued and outstanding shares of capital stock of I-Element. A majority of iElement shareholders as of the record date of December 30, 2004, consented to the transaction as approved by the board of directors of iElement.

        The exchange ratio setting forth the number of shares of Company common stock issued for each issued and outstanding share of capital stock of iElement was 3.52 shares of Company common stock for each issued and outstanding share of capital stock of I-Element.

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

        On January 24th 2005, we appointed Mr. Zweig, the founder and Chief Executive Officer of iElement, to the board of the Company; and Mr. Zweig replaced Mr. Dean-Smith as the Chief Executive Officer of the Company.


FACTORS THAT MAY AFFECT FUTURE RESULTS

        Competition: The broadband internet access industry is highly competitive and requires constant investment in research and development expenditures in order to keep pace with technology and competitors' products. The success of the Company depends upon its ability to go into markets and establish a base level of customers that will cover costs of opening and maintaining a market. If the Company is unable to compete effectively or acquire additional financing to fund future research and development and deployment expenditures, it would have a materially adverse effect on the company's business operations and the Company would not be unable to continue marketing and developing products Dependence Upon External Financing: The Company has been building its business through revenues generated from operations supplemented by the sale of its common stock. The ability of the Company to continue its growth and expand its business is dependent upon the ability of the Company to raise additional financing either through the issuance of additional stock or the incurrence of debt.

                                  RISK FACTORS

        The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

IF WE CAN NOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

        The Company requires additional capital to execute its business plan. However, there can be no assurance that financing will be available to the Company in the future, or available on terms and conditions acceptable to the Company. It is unlikely, given the current financial condition and limited operating history of the Company, that any bank or financial institution would provide a conventional loan.

        Additionally, if the Company is unable to obtain a written term sheet or letter of intent for $1,500,00 of equity or debt financing by March 1, 2005, the secured creditor of the Company's wholly owned subsidiary, iElement, will have the right to declare outstanding notes in default and enforce their security interests against substantially all of the assets in iElement that the Company obtained through the merger with iElement.

THE RECENT MERGER OF THE COMPANY WITH IELEMENT CREATES NEW RISK

        Merger and integration of the Company and iElement has required, and will continue to require, significant time and expense in coordinating, among other things, research, marketing, accounting and management. This integration might prove more difficult than expected and, even if successful, does not guarantee either synergy or cost savings.

WE DO NOT HAVE A LONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

        Because limited historical information is available on our revenue trends and operations, it will be difficult for you to evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by any emerging technology.

THE COMPANY EXISTS WITHIN A HIGHLY COMPETITIVE INDUSTRY

        The broadband internet access industry is highly competitive and requires constant investment in research and development expenditures in order to keep pace with technology and competitors' products. The success of the Company depends upon its ability to go into markets and establish a base level of customers that will cover costs of opening and maintaining a market. Furthermore, the ability of the Company to experience growth and expand its business is dependent upon the ability of the Company to raise additional financing either through the issuance of additional stock or the incurrence of debt.

WE HAVE A HISTORY OF LOSSES

        We have never been profitable, and we have had operating losses since our inception. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $995,543 at December 31, 2004.

Cautionary Statement:

        This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading, "Critical Accounting Policies and Estimates" herein, or and other factors described in the Company's future filings with the SEC. The above referenced sections do not apply to our company.

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



                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        The company is not currently engaged in any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On December 7th 2004 the Company issued 60,500 shares of our common stock to Donald Schwall in return for services to the Company.

        In connection with the Company's acquisition of I-Element, on January 19, 2005 the Company authorized the issuance of an aggregate of approximately 47,850,000 shares of common stock to the I-Element shareholders. The shares will be issued in exchange for 100% of the issued and outstanding shares of capital stock of I-Element pursuant to the Merger Agreement. The shares will be issued in a private placement to a limited number of persons without registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act thereunder.

ITEM 3.         DEFAULTS ON SENIOR SECURITIES.

        None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On January 19th 2005, we completed the acquisition with iElement and authorized the issuance of an aggregate of approximately 47,850,000 shares of its common stock, $.001 par vale per share, to the former shareholders of iElement in exchange for all of the issued and outstanding shares of capital stock of I-Element. A majority of iElement shareholders as of the record date of December 30, 2004, consented to the transaction as approved by the board of directors of iElement.


ITEM 5.         OTHER INFORMATION.

        None.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as exhibits to this report.

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION

  3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on February 3, 2000).

  3.1.2 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Schedule 14A filed on October 9, 2001).

  3.1.3 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Schedule 14C filed on March 26, 2003).

  3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on February 3, 2000).

  3.2.2 Amendment to Bylaws of the Company (incorporated by reference to the Company's Schedule 14A filed on February 1, 2001).

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

        On October 6, 2004, we filed a report on Form 8-K under Item 13 or 15(d) with the SEC disclosing that Mr Graham Norton-Standen had resigned from the board of directors of the Company and from the position of Chief Executive Officer, and that Mr Tim Dean-Smith had been appointed as Chief Executive Officer.

        On January 6, 2005, we filed a report on Form 8-K under Item 13 or 15(d) with the SEC disclosing the Company's entry in the First Amendment and Waiver to Agreement and Plan of Merger between the Company and iElement.

        On January 25, 2005, we filed a report on Form 8-K under Item 13 or 15(d) with the SEC disclosing consummation of the merger between the Company and iElement, the resignation of Tim Dean-Smithy as Chief Executive Officer of the Company, the appointment of Ivan Zweig as Chief Executive Officer of the Company, the appointment of Ivan Zweig to the Board of Directors, and the issuance of unregistered common stock in the Company in connection with the merger between the Company and iElement.

        On February 4, 2005, we filed a report on Form 8-K under Item 13 or 15(d) with the SEC disclosing the change in the Company's certifying accountants.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MAILKEY CORPORATION



Date:  February 14, 2004                                /s/ Ivan Zweig
                                                        ------------------------
                                                        Ivan Zweig
                                                        Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                              DESCRIPTION

  3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on February 3, 2000).

  3.1.2 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Schedule 14A filed on October 9, 2001).

  3.1.3 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Schedule 14C filed on March 26, 2003).

  3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on February 3, 2000).

  3.2.2 Amendment to Bylaws of the Company (incorporated by reference to the Company's Schedule 14A filed on February 1, 2001).


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