Form 10KSB
period 2005-03-31
MAILKEY CORP
filed 2005-07-01
CIK 1043105

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED - MARCH 31, 2005 OR

           X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-29331

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
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class        Name of Exchange on which Registered
        -----------------------    ---------------------------------------
                 None                                  None

       Securities registered under Section 12(g) of the Exchange Act: None

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

State issuer's revenues for its most recent fiscal year:      $5,954,772
                                                            -------------

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock as reported on the OTC Bulletin Board on June 28, 2005, was $0.04.

As of June 28, 2005, 94,850,535 shares of the registrant's common stock were outstanding.

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

        On November 9, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the MailKey Corporation (the "Company"), MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Inc., a Nevada Corporation ("IElement") and Ivan Zweig, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of iElement, Inc. This transaction closed in January 2005. At the closing of the Merger, Merger Sub was merged into IElement, at which time the separate corporate existence of Merger Sub ceased and IElement now continues as the surviving company, as a wholly owned subsidiary of the Company. As a result of the merger, the Company issued 47,845,836 shares of common stock of the Company.

OVERVIEW

In January of 2005, the Company closed its merger agreement with IElement, Inc., a facilities-based nationwide telecommunications communications service provider for services to small and medium sized enterprises that seeks to provide broadband data, voice and wireless services using integrated T-1 lines with a Layer 2 Private Network solution to provide dedicated Internet access services, customizable business solutions for voice, data and Internet, and secure communications channels between our customers' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. In the first quarter 2005 the Company was unable to continue funding the development of its messaging security solutions, and the messaging security solutions rights were transferred to the development team in return for the cancellation of most of the liabilities which the Company owed to them. The Company retains an interest of 20% in the messaging security solutions; however to date there has been no commercialization of the solutions. In the first quarter 2005 the Company sold its insolvent British Virgin Islands subsidiary, MK Secure Solutions Limited, for $1 to a UK based accounting firm, SS Khehar & Company. SS Khehar & Company have agreed to undertake the winding up of the former subsidiary for a fee of $1,800.

        We now aim to grow IElement and establish it as a leading regional added-value carrier. The Company intends to:

o Concentrate its resources on adding customers in the Dallas, Los Angeles and Chicago markets, while extending its sales reach into the next target markets.
o Build out the necessary infrastructure to sell IElement broadband services (wireless or wireline), as well as reselling voice services over the same T1 or wireless equivalent.
o Upsell added value managed services (Blackberry, secure email, VoIP, prepaid cellular, and storage) to our current and future customer base to raise our ARPC. Existing infrastructure can serve multiple new markets as they are brought online before we would need any capital expenditures or additional software licenses.
o Look for acquisitions of wireless ISPs (WISPs), and other suitable telephony and/or data carriers, in secondary and tertiary markets which can be layered onto the Company's national backbone, which we expect will create economies of scale and operating efficiencies.

        IElement's focus is to become the leading regional Communication Service Provider (CSP) from California to Florida. IElement's added value, managed service strategy includes the potential development of additional subscription model services such as Managed Microsoft Exchange, prepaid and postpaid cellular services, email and network security, residential/ business based wireless, and Managed Blackberry(tm) services. The development of these services would allow IElement to offer SMEs access to Enterprise type applications with little or no software purchase, hardware investment, upgrade worries, or full-time administration of these services. These sell through services should increase the Average Revenue Per Customer, as well as help improve customer retention.

        We anticipate that the number of people who we employ may increase substantially over the next 12 months as we continue to execute on our business plan.

ENGAGE IN STRATEGIC ACQUISITIONS AND JOINT VENTURES

        We intend to acquire, where appropriate, additional telecommunication companies, companies with technologies that we believe are complimentary to our existing technologies, as well as to acquire wireless broadband Internet service providers with strategically located networks that will enable the expansion of our national coverage area. In addition, we intend to acquire companies, businesses and assets that we believe are complementary to our business. We may seek to form joint ventures and seek joint venture partners in order to reduce our investment in a particular project and to help promote the development and sale of our products.

EMPLOYEES

        As of June 28, 2005, we had approximately 15 employees and approximately 2 consultants. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

        We intend to acquire or make investments in complementary companies, businesses, assets and/or technologies in the future. We have not made any acquisitions or investments to date, and therefore, our ability to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

        o inability to generate sufficient revenue or growth in revenue or to offset acquisition or investment costs;

        o difficulties in integrating operations, technologies, service and personnel;

        o diversion of financial and management resources from existing operations;

        o       risk of entering new markets; and

        o       potential loss of key employees;

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

        As we implement our business plan, we may experience a period of rapid growth in our headcount and operations, which may place a significant strain on our management, administrative, operational and financial infrastructure.

        Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continually improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

THE MARKET IN WHICH WE PARTICIPATE IS INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

        The market for telecommunications solutions, including local, long distance, data and Internet products and services, is intensely competitive and rapidly changing. Barriers to entry into this market have increased due to regulatory changes and increased costs of doing business with the Incumbent Local Exchange Carriers (ILECs), but these barriers have been offset by reductions in costs for bandwidth and the subsequent development of Voice over Internet Protocol (VoIP), which has allowed new competition to arise in the telephone services arena. Many of our competitors are larger and have more resources than we do. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, larger research, development and marketing budgets as well as substantially greater financial, technical and other resources. In addition, many of our current and potential competitors have access to larger customer bases and have more extensive marketing and distribution arrangements with resellers, distributors and OEMs than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if we develop products that are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products or services.

        We face competition from businesses that develop their own VoIP and other Internet based telecommunications services, as well as from ILECs who have achieved regulatory relief from the Telecommunications Act of 1996, and have begun to charge more for wholesale prices and in some cases eliminated the wholesale opportunity based on the size of the market. Our current and potential principal competitors include:

        o Other Competitive Local Exchange (CLECs) provider who provide many of the same telecommunications products and services that we do. Some examples of CLECs are : XO Communications, Xspedius, Logix Communications and McLeod Telecom; ILECs such as SBC Communications,Verizon, Qwest and Bell South who are the largest provider of local, long distance and Internet services to businesses; VoIP providers such as Vonage, Covad and mPower who can deliver local and long distance services over an Internet connection.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM, AND THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

        Our success depends largely upon the continued services of our executive officers and other key personnel. We have entered into employment agreements with many of our employees. These agreements provide that the employees may discontinue their employment with us after providing us with little notice of their decision (typically one month. As a result, our employees could terminate their employment with us at any time without penalty and go to work for one of our competitors. We do maintain key person life insurance policy Ivan Zweig. The loss of one or more of our key employees could seriously harm our business.

OUR MANAGEMENT TEAM WAS ONLY RECENTLY FORMED, AND OUR SUCCESS DEPENDS ON ITS ABILITY TO WORK TOGETHER EFFECTIVELY.

        We appointed Ivan Zweig, our Chairman and Chief Executive Officer, in January 2005. Timothy Dean-Smith, our Chief Financial Officer, was appointed in September 2004 . In addition, the majority of our senior management team has joined us in the last 12 months. Our future success depends on the integration of this management team and its ability to work together effectively. If our management team fails to work together effectively, our business could be harmed.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES WE NEED TO SUPPORT OUR PLANNED GROWTH.

        To execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, including selling and marketing, , operations and technical support, customer service and administration.. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

WE MAY BECOME INVOLVED IN LITIGATION, WHICH COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

        We may become involved in litigation such as securities class actions, intellectual property, employment (unfair hiring or terminations) and/ or issues pertaining to delivering E911 services, among others. For example, we may be subject to lawsuits by parties claiming that we did not offer E911 services that are required by law. Parties trying to call 911 from locations that we service may not be able to complete the call based on the fact that a T1 is a digital service, and that emergencies such as fires, power outages, or simple equipment failure could disable the ability for a person to dial out over our local lines. Any of these sources could claim we are interfering with the lawful conduct of their business. Although we believe we have properly informed our customers, given them information on backup E911 procedures, as well as paying for backup lines to be installed, litigation still may occur. Litigation involves costs in defending the action and the risk of an adverse judgment. Any resulting litigation, with or without merit, could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

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

        o       announcements of new products or services by our competitors;

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

IF WE EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS OR FAIL TO MEET REVENUE AND EARNINGS EXPECTATIONS, OUR STOCK PRICE MAY FALL.

        Due to our limited operating history and the unpredictability of the telecommunications industry, we may not be able to accurately forecast our future operating results. In addition, our expenses are to a large extent fixed in the short term, and we expect that these expenses will increase in the future. We may not be able to adjust our spending quickly enough if our expenses exceed our expectations.

        Factors that could cause our quarterly financial results to fluctuate include:

        o the successful development of our products and implementation of our products by organizations;

        o the addition of added value products and services, and the effect those new products will have on our ability to retain existing customers and to win new customers;

        o the introduction of competitive services and the pricing of these services;

        o       reduced demand for our T1 based services;

        o significant increases in expenses to drive the growth of our business, which may not yield corresponding increases in revenue;

        o the effectiveness of future legislation in further increasing the cost of leasing lines from the ILEC or decreasing the ability to buy wholesale services from the ILEC ;

        o       changes in customer demands and needs for T1 based services; and

        As a result, we may not generate significantly increased revenues, and our earnings may be harmed. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely on them as an indication of future performance.

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

ITEM 2.  DESCRIPTION OF PROPERTY

        Our corporate headquarters and principal offices are located at 13714 Gamma Road, Farmers Branch, Texas 75244, where we sub-lease approximately 3284 square feet of office space for a monthly service charge of approximately $2500. This lease was negotiated as a month to month agreement. We believe that our office space is adequate to support our current operations.

ITEM 3.  LEGAL PROCEEDINGS

        We are currently being sued by indirect sales agents who believe they have not been adequately compensated for past sales. We intend to vigorously defend the Company against these suits. We believe we have sufficient reserves set aside for these legal proceedings. The suits are as follows:

        o KK Solutions, Inc., vs. IElement, et al. filed on April 19, 2005 in Los Angeles Superior Court

        o Communications Plus Consultants Corporation, Inc vs. IElement, et al. filed on April 26, 2005 in Los Angeles Superior Court

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2005 the Board submitted to shareholders for shareholder approval the Company's Agreement and Plan of Merger (the "Merger Agreement") by and among the MailKey Corporation (the "Company"), MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Inc., a Nevada Corporation ("IElement") and Ivan Zweig, pursuant to which we agreed to acquire all of the issued and outstanding shares of capital stock of IElement, Inc. This transaction closed in January 2005. At the closing of the Merger, Merger Sub was merged into IElement, at which time the separate corporate existence of Merger Sub ceased and IElement now continues as the surviving company, as a wholly owned subsidiary of the Company. As a result of the merger, the Company issued 47,845,836 shares of Common Stock of the Company.

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

        Fiscal Year Ended March 31, 2005            High       Low
        --------------------------------            ----       ---

        Quarter ended March 31, 2005               $0.09     $0.03
        Quarter ended December 31, 2004             1.01      0.06
        Quarter ended September 30, 2004            3.00      0.85
        Quarter ended June 30, 2004                 3.70      2.55

        Fiscal Year Ended March 31, 2004            High       Low
        --------------------------------            ----       ---

        Quarter ended March 31, 2004               $3.25     $0.15
        Quarter ended December 31, 2003             0.15      0.15
        Quarter ended September 30, 2003            0.15      0.15
        Quarter ended June 30, 2003                 2.40      0.15

        The last price of our common stock as reported on the OTC Bulletin Board on June 28, 2005, was $0.04 per share.

HOLDERS

        As of June 28, 2005, the number of stockholders of record of our common stock was 300.

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

TRANSFER AGENT

        The transfer agent for our common stock is Madison Stock Transfer, P.O. Box 145, Brooklyn, NY 11229; (718) 627-4453.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and notes thereto included elsewhere in the annual report. Historical results are not necessarily indicative of trends in operating results for any future period.

        The statements contained in the annual report that are not historical facts are forward-looking statements that evolve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements.

        This "Plan of Operation" and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Risk Factors" and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes thereto contained elsewhere in this report.

OUR PLAN OF OPERATION

        In January of 2005, the Company closed its merger agreement with IElement, Inc., a facilities-based nationwide telecommunications communications service provider for services to small and medium sized enterprises that seeks to provide broadband data, voice and wireless services using integrated T-1 lines with a Layer 2 Private Network solution to provide dedicated Internet access services, customizable business solutions for voice, data and Internet, and secure communications channels between our customers' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. In the first quarter 2005 the Company was unable to continue funding the development of its messaging security solutions, and the rights were transferred to the development team in return for the cancellation of most of the liabilities which the Company owed to them. The Company retains an interest of 20% in the messaging security solutions; however to date there has been no commercialization of the solutions. In the first quarter 2005, the Company sold its insolvent British Virgin Islands subsidiary, MK Secure Solutions Limited, for $1 to a UK based accounting firm, SS Khehar & Company. SS Khehar & Company have agreed to deal with the winding up of the former subsidiary, for a fee of $1,800.

We now aim to grow IElement and establish it as a leading regional added-value carrier.

IElement's focus is to become the leading regional Communication Service Provider (CSP) from California to Florida. IElement's added value, managed service strategy includes the potential development of additional subscription model services such as Managed Microsoft Exchange, prepaid and postpaid cellular services, email and network security, residential/ business based wireless, and Managed Blackberry(tm) services. The development of these services would allow IElement to offer SMEs the chance to have access to Enterprise type applications with little or no software purchase, hardware investment, upgrade worries, or full-time administration of these services. These sell through services should increase the ARPC, as well as help improve customer retention.

The Company intends to:

o Concentrate its resources on adding customers in the Dallas, Los Angeles and Chicago markets, while extending its sales reach into the next target markets.
o Build out the necessary infrastructure to sell IElement broadband services (wireless or wireline), as well as reselling voice services over the same T1 or wireless equivalent.
o Upsell added value managed services to our current and future customer base to raise our Average Revenue Per Customer (ARPC). Existing infrastructure can serve multiple new markets as they are brought online, before we would need any capital expenditures or additional software licenses.
o Look for acquisitions of wireless ISPs (WISPs), and other suitable telephony and/or data carriers, in secondary and tertiary markets, which can be layered onto the Company's national backbone, which should create economies of scale and operating efficiencies.

        We anticipate that the number of people who we employ may increase substantially over the next 12 months as we continue to execute on our business plan.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of March 31, 2005, we had a cash balance of $340,321.

        We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from sales of our equity and debt securities.

        We believe that our current cash resources will not be sufficient to sustain our current operations for the next twelve (12) months, and that we will need to raise additional capital to execute our business plan. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that it is essential to secure additional working capital. Additionally, in the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to seek additional financing or curtail its activities.

        We intend to obtain additional cash resources within the next twelve
(12) months through sales of debt or equity securities. The sale of any additional equity or convertible debt securities will result in additional dilution to our shareholders. The issuance of additional debt will result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be required to delay or scale back any plans we may have to acquire such companies, businesses, assets or technologies. The Company currently has no arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company if required.

OFF-BALANCE SHEET ARRANGEMENTS

        As of March 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Plant & Equipment

The Company expects it will be able to continue to purchase and capitalize telecommunication equipment as required for growing business needs.

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

REVENUE RECOGNITION

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are provided rather than when billed or the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for.

ITEM 7.  FINANCIAL STATEMENTS

        See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

        An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of Graham Norton-Standen, our preceding chief executive officer and chief financial, and our current chief executive officer and chief financial officer, Ivan Zweig and Tim Dean Smith, respectively, officer. Based upon that evaluation, Mr. Zweig and Mr. Dean Smith concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information about each of our directors and executive officers.

Name                      Age        Positions Held
----                      ---        --------------
Ivan Zweig                32         Chief Executive Officer and Chairman
Tim Dean-Smith            39         Chief Financial Officer and Director
Susan Walton              XX         Director

        The following is a brief summary of the business experience of each of our directors and executive officers:

        IVAN ZWEIG has been our Chairman, Chief Executive Officer and since the closing of the merger on January 18, 2005. Ivan Zweig founded the ICCC in December of 1998. The concept started merely as a re-biller of different carriers in the industry for Internet traffic.

With excellence constantly being the number one goal, the Company began to buy wholesale from NKOB networks, which evolved into the goal of becoming a facilities based carrier. ICCC sold off its assets to IELEMENT in March of 2003 excluding any and all regulated licenses or permits. Ivan was the Western Region Dedicated Sales Manager of NET-tel Communications from February of 1998 until he founded ICCC. He was responsible for Internet sales for 52 reps in the Western Region. Ivan was previously employed by MidCom Communications, where he was a Sales Manager after being an Account Executive for a short time. MidCom was purchased by Winstar, and then all of the management team migrated over to NET-tel from MidCom when that opportunity arose. Before Midcom, Ivan raised over $500,000 from private investors to fund a health food and nutrition franchise called Smoothie King. He purchased the rights to build 18 stores in the Bay Area and sold his interest after building the first two. Additionally, he started a city magazine called Dallas/Ft.Worth Lifestyles. Ivan sold enough advertising as an account executive in the first 60 days to carry the magazine for the entire first year of operations. This was Ivan's first venture after college and a brief stint of playing professional baseball. Ivan attended Tulane University and was a member of Team USA in 1991, which played in Cuba for the Pan American Games. He was also a two-time All-American pitcher while at Tulane.

        TIM DEAN-SMITH has been our Chief Financial Officer and director since the closing of the merger in January of 2005 and has been with the Company since its March 2004 merger with MK Secure Solutions Limited, which Mr. Dean-Smith founded. Mr. Dean-Smith has been providing venture capital and/or management and fund-raising services to the following companies since the dates specified: (i) Polestar Space Applications, an internet/GPS asset tracking business specializing in the commercial shipping and yachting markets, since October 1998; (ii) Nextbus, a San Francisco based company that provides real time bus arrival information to passengers via the internet and mobile phone networks, since March 1996; (iii) ByBox, a logistics solutions company that produces locker banks that can be remotely programmed to enable the secure delivery of letters and parcels by couriers for consumers and businesses, since August 1999. In November 1998, Mr. Dean-Smith was an early investor in Valuad, a financial analysis software company that was acquired in July 2001, and in April 1999 was an early investor in Ibidlive, a technology company that enabled real time bidding in auctions via the internet, fixed phone lines and mobile phones and in which QXL PLC acquired a controlling stake in December 1999. Mr Dean-Smith was a founding investor and Chairman of Cube8 Group, an internet investment company, from August 1999 until its merger with Room Service Deliveries (UK) Limited in January 2002. From 1992 to 1996, Mr. Dean-Smith engaged in the purchase, investment and development or refurbishment of commercial property and residential properties in London, England. Mr. Dean-Smith studied for an MBA at London Business School and the Haas School of Business (University of California, Berkeley), receiving his MBA in 1995, and studied law at King's College in London, graduating with an LLB with Honors in 1986.

BOARD OF DIRECTORS

        Our Board of Directors is currently comprised of Ivan Zweig, Tim Dean-Smith, and Susan Walton. We anticipate that each of Messrs. Zweig, Dean-Smith and Ms. Walton will serve as Directors until the next annual meeting of shareholders or until their respective successor is duly elected and qualified. Directors are elected at the annual meeting of shareholders or by written consent of the shareholders, and each Director holds office until his successor is duly elected and qualified or he resigns, unless sooner removed. Officers are elected annually by our Board of Directors and serve at the discretion of the Board. During the fiscal year ended March 31, 2004, the Board of Directors held no meetings. All actions of the Board of Directors were taken by written consent. We do not currently have any committees of our Board of Directors.

DIRECTOR COMPENSATION

        Messrs. Zweig and Dean-Smith received no compensation as directors, as they are also officers of the Company. Ms. Walton receives $5,000 per month as compensation for being on the board of directors. Members of our board are entitled to be reimbursed for their reasonable costs and expenses incurred in attending board meetings.

DIRECTOR NOMINATIONS

        We currently have approximately 15 employees and conduct limited operations. As a result, our Board of Directors is currently comprised of only 3 individuals, Ivan Zweig, Tim Dean-Smith and Susan Walton. Each of Messrs. Zweig, Dean-Smith and Ms. Walton are integrally involved with our business and operations and are able to contribute valuable insights into the identification of suitable candidates for nomination to the Board. As a result, we believe that it is in our best interest that our entire Board oversee the composition and operations of our Board of Directors and therefore, we have not created a standing nominating committee of the Board.

SHAREHOLDER COMMUNICATIONS

        In light of the limited operations we conduct and the limited number of record and beneficial shareholders that we have, we have not implemented any formal procedures for shareholder communication with our Board of Directors. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our corporate secretary at MailKey Corporation, 17194 Preston Rd., Suite 102 PMB 341, Dallas, TX 75248. In general, all shareholder communication delivered to the corporate secretary for forwarding to the Board or specified Board members will be forwarded in accordance with the shareholder's instructions. However, the corporate secretary reserves the right to not forward to Board members any abusive, threatening or otherwise inappropriate materials.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

        Our Board of Directors has not created a standing audit committee of the Board. Instead, our full Board of Directors acts as our audit committee.

        The Board of Directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our Board of Directors is an "audit committee financial expert."

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish to us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended March 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

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

ITEM 10. EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the three months ended March 31, 2005, and the years ended December 31, 2004 and 2003.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

Name and
Principal Position           Calendar    Salary ($)   Bonus ($)      ALL
Compensation ($)               Year                                 OTHER
----------------             --------    ----------  -----------  ----------
Ivan Zweig                     2005        75,000          -0-       -0-
CHAIRMAN,                      2004       300,000      60,000        -0-
CHIEF EXECUTIVE OFFICER        2003       180,000          -0-       -0-

Timothy Dean-Smith             2005        27,000          -0-       -0-
CHIEF FINANCIAL OFFICER        2004       120,000          -0-       -0-
DIRECTOR                       2003        80,000          -0-       -0-

Graham Norton-Standen          2005            -0-         -0-       -0-
FORMER CHAIRMAN,               2004         7,182          -0-       -0-
CHIEF EXECUTIVE OFFICER,       2003            -0-         -0-       -0-
AND SECRETARY

Andrew J. Kacic (1)            2005            -0-         -0-       -0-
FORMER CHAIRMAN AND            2004            -0-         -0-    3,750 (2)
CHIEF EXECUTIVE OFFICER        2003            -0-         -0-       -0-


(1) Mr. Kacic was an executive officer and Director of the Company from November 2002 until his resignation on March 26, 2004.

(2) Consisted of 25,000 shares of our common stock issued to Mr. Kacic under the Company's 2001 Employee Stock Compensation Plan, calculated based on the closing price of $.15 per share on the OTC Bulletin Board on March 25, 2004, the date of grant.

        Graham Norton Standen, our preceding Chairman, Chief Executive Officer and Secretary, received annual compensation in the amount of approximately $420,000. Roger B. Ponting, our former Chief Financial Officer, received annual compensation in the amount of approximately $140,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

        We did not grant any stock options or stock appreciation rights to any of our named executive officers during the fiscal year ended March 31, 2005.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        Ivan Zweig exercised 10,153,486 stock options prior to the merger with IElement in January 2005. No other stock options or stock appreciation rights were exercised by any of our named executive officers during the fiscal year ended March 31, 2005, and no stock appreciation rights were issued and outstanding at the end of such fiscal year.

        The following table provides certain summary information concerning the number of stock options exercised by such executive officers during the fiscal year ended March 31, 2005, and the aggregate number and value of options issued and outstanding at the end of such fiscal year.

                                                           Number of Securities       Value of Unexercised
                                                               Underlying                 In-the-Money
                                                            Unexercised Options           Options at
                                Shares                     at Fiscal Year-End (#)     Fiscal Year-End ($)
                             Acquired on       Value            Exercisable/             Exercisable/
Name                           Exercise      Realized          Unexercisable           Unexercisable (1)
----                           --------      --------          -------------           -----------------
Ivan Zweig                    10,153,486          ---              0 / 0                       ---

Timothy Dean Smith

Graham Norton-Standen                ---          ---        366,600 / 1,133,400               ---

Andrew J. Kacic                      ---          ---                ---                       ---


(1) The last price of our common stock as reported on the OTC Bulletin Board on June 28, 2005, was $0.035 per share.


            LONG-TERM INCENTIVE PLANS AND AWARDS IN LAST FISCAL YEAR

        We did not make any awards under long-term incentive plans to any of our named executive officers during the fiscal year ended March 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of March 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plan.

                                                                                Number of securities
                                          Number of           Weighted-         remaining available
                                      securities to be         average          for future issuance
                                        issued upon         exercise price          under equity
                                         exercise of        of outstanding      compensation plans
                                         outstanding           options,        (excluding securities
                                      options, warrants        warrants             reflected in
                                         and rights           and rights              column (a))
                                            (a)                  (b)                      (c)
Equity compensation plans
   approved by security holders (1)         -0-              Not applicable            3,675,000

Equity compensation plans not
   approved by security holders             -0-              Not applicable            1,500,000

         Total                              -0-              Not applicable            5,175,000

(1) Consists of the 2001 Employee Stock Compensation Plan.


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

        As of June 30, 2005, the Trustee had not made any distributions of Trust Property to any Beneficiaries. There was no activity under the Trust during the fiscal year ended 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of March 31, 2005, information with respect to the securities holdings of all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than five percent (5%) of the common stock. The following table also sets forth, as of such date, the beneficial ownership of the common stock by all of our executive officers and directors, both individually and as a group. The beneficial owners set forth below have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.

                                                                   Amount and
                                                                    Nature of         Percentage
Name and Address of Beneficial Owner                          Beneficial Ownership    of Class (1)
------------------------------------                          --------------------    ------------
Ivan Zweig                                                      18,770,966 (2)           19.8%

Tim Dean-Smith                                                   4,982,752                5.3%

Susan Walton                                                       441,777               0.47%

All directors and executive officers as a group                 24,195,495               25.5%

Including all above, regardless of status as current director/ officer.

---------------------

(1) The percentages have been calculated based upon 94,850,535 shares of common stock outstanding as of June 28, 2005 plus, for each person or group, the number of shares of our common stock issuable upon the exercise of any convertible securities beneficially owned by such person or group.

(2) Includes 18,685,966 shares owned by Kramerica Corp., over which Mr. Zweig has sole voting and investment power, and 0 (zero) shares issuable upon the exercise of outstanding options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.

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

    31.2 Certification of Chief Finanical Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

    32 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

(b)     Reports on Form 8-K.


----------------------------------------- --------------------------------------
DATE OF EVENT REPORTED                    ITEMS REPORTED
----------------------------------------- --------------------------------------
April 12, 2005 (8-K/A)                    4 and 7
----------------------------------------- --------------------------------------
April 5, 2005 (8-K/A)                     4 and 9
----------------------------------------- --------------------------------------
February 28, 2005 (8-K/A)                 4 and 9
----------------------------------------- --------------------------------------
February 4, 2005                          4
----------------------------------------- --------------------------------------
January 25, 2005                          1, 2, 3, 5 and 9
----------------------------------------- --------------------------------------
January 6, 2005                           1
----------------------------------------- --------------------------------------
November 12, 2004                         1
----------------------------------------- --------------------------------------
November 10, 2004                         5
----------------------------------------- --------------------------------------
October 25, 2004                          1 and 9
----------------------------------------- --------------------------------------
October 6, 2004                           5
----------------------------------------- --------------------------------------
September 8, 2004                         1 and 9
----------------------------------------- --------------------------------------
July 14, 2004                             Item 4
----------------------------------------- --------------------------------------
June 8, 2004                              Item 4
----------------------------------------- --------------------------------------
April 9, 2004                             Item 1, 2 and 7
----------------------------------------- --------------------------------------



ITEM 14.   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, MailKey carried out an evaluation of the effectiveness of the design and operation of MailKey's disclosure controls and procedures. This evaluation was carried out by Ivan Zweig, MailKey's Chief Executive Officer and Timothy Dean-Smith, MailKey's Chief Financial Officer, who concluded that MailKey's disclosure controls and procedures are effective. There have been no significant changes in MailKey's internal controls or in other factors, which could significantly affect internal controls subsequent to the date MailKey carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in MailKey's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in MailKey's reports filed under the Exchange Act is accumulated and communicated to management, including MailKey's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 15.   Principal Accountant Fees and Services

The aggregate fees billed for the year ended March 31, 2005 for professional services rendered by BAGELL, JOSEPHS & COMPANY, L.L.C. ("BJC"), for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended March 31, 2005 was $19,500.

BJC also performed the Company's independent audit to examine the financial statements of the Company for the fiscal years ended March 31, 2004. BJC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

The aggregate fees billed for the year ended March 31, 2005 for professional services rendered by BJC for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended March 31, 2005 was $19,500.

Audit-Related Fees

No fees were billed for the year ended March 31, 2005 for assurance and related services by BJC that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees

No fees were billed for the year ended March 31, 2005 for tax compliance, tax advice, or tax planning services by BJC that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed for the year ended March 31, 2005 for products and services provided by BJC, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by BJC. All the services performed by BJC that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on BJC's engagement to audit the Company's financial statements for the year ended March 31, 2005 were attributed to work performed by persons other than BJC's full-time, permanent employees.


SIGNATURES

In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MAILKEY CORPORATION


Date:  June 29, 2005                          /s/ Ivan Zweig
                                              ---------------
                                              Chief Executive Officer, Chairman


Date:  June 29, 2005                          /s/ Timothy Dean Smith
                                              -----------------------
                                              Chief Financial Officer, Director

                       MAILKEY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                 AND THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                TABLE OF CONTENTS




Consolidated Audited Financial Statements:..
                                                                    PAGE(S)
                                                                    -------

Report of Independent Registered Public Accounting Firm             F-1

Consolidated Balance Sheet as of March 31, 2005                     F-2

Consolidated Statements of Operations for the Three
   Months Ended March 31, 2005 and 2004 and the Years
   Ended December 31, 2004 and 2003                                 F-3

Consolidated Statement of Changes in Stockholders'
   (Deficit) for the Period March 11, 2003 (Inception)
   to March 31, 2005                                                F-4 - F-7

Consolidated Statements of Cash Flow for the Three
   Months Ended March 31, 2005 and 2004 and the Years
   Ended December 31, 2004 and 2003                                 F-8 - F-9

Notes to Consolidated Financial Statements.                         F-10 - F-27

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants
                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MailKey Corporation and Subsidiary
Dallas, Texas

We have audited the accompanying consolidated balance sheet of MailKey Corporation and Subsidiary (the "Company") as of March 31, 2005 and the related statements of operations and cash flow for the three months ended March 31, 2005 and 2004, the years ended December 31, 2004 and 2003 and the related statement of stockholders' equity (deficit) from March 11, 2003 (inception) to March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for the three months ended March 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MailKey Corporation and Subsidiary as of March 31, 2005 and the results of its operations and cash flow for the three months ended March 31, 2005 and 2004 and the years ended December 31, 2004 and 2003 and changes in stockholders' equity (deficit) from March 11, 2003 (inception) to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

                                         MEMBER OF:
BAGELL, JOSEPHS & COMPANY, L.L.C.        AMERICAN INSTITUTE OF CERTIFIED PUBLIC
                                         ACCOUNTANTS  NEW JERSEY SOCIETY OF
                                            CERTIFIED PUBLIC
                                         ACCOUNTANTS PENNSYLVANIA INSTITUTE OF
                                            CERTIFIED PUBLIC ACCOUNTANTS

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
-------------------------------------
Certified Public Accountants
Gibbsboro, New Jersey
 June 28, 2005

                            MAILKEY CORPORATION AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEET
                                      MARCH 31, 2005
                                         AUDITED


                              ASSETS

                                                                            March 31,
                                                                              2005
                                                                        ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $   340,321
  Accounts receivable, net                                                    520,644
  Other current assets                                                          1,780
                                                                        ----------------

          TOTAL CURRENT ASSETS                                                862,745
                                                                        ----------------

  Fixed assets, net of depreciation                                           889,051
                                                                        ----------------
OTHER ASSETS:
  Goodwill                                                                  2,079,665
  Deposits                                                                     58,993
                                                                        ----------------

          TOTAL OTHER ASSETS                                                2,138,658
                                                                        ----------------

TOTAL ASSETS                                                              $ 3,890,454
                                                                        ================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $ 1,400,992
  Customer deposits                                                           164,112
  Receivable financing payable                                                483,114
  Commissions payable                                                         176,136
  Liability for stock to be issued                                             75,000
  Deferred revenue                                                            815,036
  Current portion - notes payable                                             461,590
                                                                        ----------------

          TOTAL CURRENT LIABILITIES                                         3,575,980
                                                                        ----------------
LONG-TERM LIABILITIES:
  Notes payable, net of current portion                                       293,188
                                                                        ----------------

          TOTAL LONG-TERM LIABILITIES                                         293,188
                                                                        ----------------

      TOTAL LIABILITIES                                                     3,869,168
                                                                        ----------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 Par Value, 100,000,000 shares
    authorized; 91,783,730 shares issued and outstanding
    at March 31, 2005                                                          91,783
  Additional paid-in capital                                                  910,808
  Accumulated deficit                                                        (981,305)
                                                                        ----------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     21,286
                                                                        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 3,890,454
                                                                        ================


 The accompanying notes are an integral part of these consolidated financial statements.

                                              MAILKEY CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                                          THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                 THREE MONTHS ENDED                    YEARS ENDED
                                                                 ------------------                    -----------
                                                               MARCH 31,      MARCH 31,       DECEMBER 31,     DECEMBER 31,
                                                                 2005           2004              2004            2003
                                                              (AUDITED)      (UNAUDITED)        (AUDITED)       (AUDITED)
                                                             -------------  -------------     -------------    -------------
OPERATING REVENUE:
   Service income                                             $ 1,228,411    $ 1,530,427       $ 5,954,772      $ 4,552,436

COST OF SALES                                                     736,275        819,756         3,042,978        2,716,680
                                                             -------------  -------------     -------------    -------------

GROSS PROFIT                                                      492,136        710,671         2,911,794        1,835,756
                                                             -------------  -------------     -------------    -------------
OPERATING EXPENSES
   General and administrative                                     687,928        458,311         2,033,764        1,116,810
   Selling expenses                                               116,263        109,240           519,600          518,425
   Depreciation & amortization                                     68,164         60,403           260,806          159,070
   Interest expense                                                 6,992         31,354           138,576          122,100
   Receivable factoring fees                                       29,874         33,085           129,021          118,504
                                                             -------------  -------------     -------------    -------------

       TOTAL OPERATING EXPENSES                                   909,221        692,393         3,081,767        2,034,909
                                                             -------------  -------------     -------------    -------------

INCOME (LOSS) BEFORE OTHER (EXPENSE)                             (417,085)        18,278          (169,973)        (199,153)
                                                             -------------  -------------     -------------    -------------
OTHER (EXPENSE)
   Loss on sale of investments                                          -        (86,558)         (125,068)         (65,903)
                                                             -------------  -------------     -------------    -------------

       TOTAL OTHER EXPENSES                                             -        (86,558)         (125,068)         (65,903)
                                                             -------------  -------------     -------------    -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                       (417,085)       (68,280)         (295,041)        (265,056)

PROVISION FOR INCOME TAXES                                              -              -                 -                -
                                                             -------------  -------------     -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES                          $  (417,085)   $   (68,280)      $  (295,041)     $  (265,056)
                                                             =============  =============     =============    =============

NET LOSS PER BASIC AND DILUTED SHARES                         $     (0.01)   $     (1.40)      $     (0.09)     $         -
                                                             =============  =============     =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                         38,143,835         48,825         3,222,743                1
                                                             =============  =============     =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                                 MAILKEY CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - AUDITED
                                     FOR THE PERIOD MARCH 11, 2003 (INCEPTION) TO MARCH 31, 2005


                                                                                 ADDITIONAL
                                             MINORITY       COMMON STOCK         PAID - IN   SUBSCRIPTION     DEFERRED
                                             INTEREST     SHARES      AMOUNT      CAPITAL     RECEIVABLE    COMPENSATION
                                             --------     ------      ------      -------     ----------    ------------
Balance at March 11, 2003 (Inception)
Old Company (MailKey Corporation)            $      -             -   $     -    $       -    $      -       $       -

Issuance of "founders" shares
  at $0.001 per share - March                       -     8,692,900     8,693       (7,824)          -               -

Issuance of shares at $0.05 per share
  for $0.001 cash and $0.0499
  services - October                                -     5,110,397     5,110      250,921           -               -

Issuance of shares at $0.05 per share
  for cash - October                                -     1,976,318     1,976       96,845           -               -

Issuance of shares at $0.05 per share
  for services - October                            -       483,800       484       23,703           -               -

Issuance of shares and warrants at
  $0.25 per share plus 1/2 of a
  warrant - June - Aug.                             -     3,306,000     3,306      823,194           -               -

Issuance of shares valued at $0.1919
  per share for services - June - Aug.              -     1,230,585     1,231      235,041           -               -

Issuance of shares and warrants at
  $0.50 per share plus 1/2 of a
  warrant - Aug. - Nov.                             -       490,000       490      244,510           -               -

Issuance of shares valued at $0.3878
  per share for services - Aug. - Nov.              -       230,000       230       88,986           -               -

Issuance of shares and warrants at
  $0.85 for one share plus 1/2 of a
  warrant - Nov. - Dec.                             -       375,000       375      318,375           -               -

Consulting fees paid in conjunction
  with 2003 share issuances                         -             -         -     (149,790)          -               -

Options issued for services                         -             -         -       53,520           -               -

Issuance of minority interest in
  subsidiary                                      411             -         -            -           -               -

Foreign currency translation
  adjustments                                       -             -         -            -           -               -

Minority interest in loss                        (411)            -         -            -           -               -


(continued)

                                         ACCUMULATED
                                          FOREIGN
                                          EXCHANGE
                                         TRANSLATION     ACCUMULATED
                                         ADJUSTMENT        DEFICIT          TOTAL
                                         ----------        -------          -----

Balance at March 11, 2003 (Inception)
Old Company (MailKey Corporation)          $      -       $       -      $       -

Issuance of "founders" shares
  at $0.001 per share - March                     -               -            869

Issuance of shares at $0.05 per share
  for $0.001 cash and $0.0499
  services - October                              -               -        256,031

Issuance of shares at $0.05 per share
  for cash - October                              -               -         98,821

Issuance of shares at $0.05 per share
  for services - October                          -               -         24,187

Issuance of shares and warrants at
  $0.25 per share plus 1/2 of a
  warrant - June - Aug.                           -               -        826,500

Issuance of shares valued at $0.1919
  per share for services - June - Aug.            -               -        236,272

Issuance of shares and warrants at
  $0.50 per share plus 1/2 of a
  warrant - Aug. - Nov.                           -               -        245,000

Issuance of shares valued at $0.3878
  per share for services - Aug. - Nov.            -               -         89,216

Issuance of shares and warrants at
  $0.85 for one share plus 1/2 of a
  warrant - Nov. - Dec.                           -               -        318,750

Consulting fees paid in conjunction
  with 2003 share issuances                       -               -       (149,790)

Options issued for services                       -               -         53,520

Issuance of minority interest in
  subsidiary                                      -               -            411

Foreign currency translation
  adjustments                                 9,251               -          9,251

Minority interest in loss                         -               -           (411)



                        The accompanying notes are an integral part of the consolidated financial statements.

                                                 MAILKEY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - AUDITED - (CONTINUED)
                                     FOR THE PERIOD MARCH 11, 2003 (INCEPTION) TO MARCH 31, 2005


                                                                               ADDITIONAL
                                            MINORITY       COMMON STOCK        PAID - IN     SUBSCRIPTION    DEFERRED
                                            INTEREST     SHARES      AMOUNT     CAPITAL      RECEIVABLE     COMPENSATION
                                            --------     ------      ------     -------      ----------     ------------
Transfer of shares $0.6468 per share
  for employee benefit trust                 $     -     1,500,000   $ 1,500    $ 968,700    $        -     $          -

650,000 warrants issued in conjunction
  with notes payable of $650,000
  beneficial conversion feature on
  notes payable - January 23 to
  February 23, 2004                                -             -         -      246,727             -                -

Issuance of shares at $0.85 per share
  for cash - March 24                              -       950,000       950      806,550      (212,500)               -

Issuance of shares on exercise of
  warrants at $0.50 - March 24                     -     1,001,000     1,001      499,499             -                -

Issuance of shares on exercise of
  warrants at $1 - March 24                        -       100,000       100       99,900       (50,000)               -

Issuance of shares on exercise of
  options at $0.125 - March 24                     -       800,000       800       99,200             -                -

Consulting fees incurred in
  conjunction with 2004 share
  issuances                                        -             -         -      (93,756)            -                -

Options issued to consultants in
  connection with services in
  January 2004                                     -             -         -    2,086,523             -       (2,086,523)

Amortization of options issued to
  consultants  -                                   -         -            -           -        163,888                 -

Shares deemed issued in
  recapitalization transaction -
  March 25, 2004                                   -     2,619,238     2,619       (2,619)            -                -

Foreign currency translation                       -             -         -            -             -                -

Net loss                                           -             -         -            -             -                -
                                            ---------  -----------  --------  ------------  -------------  ---------------

Balance March 31, 2004                       $     -    28,865,238  $ 28,865   $ 6,688,205   $ (262,500)    $ (1,922,635)
                                            =========  ===========  ========  ============  =============  ===============

(continued)

                                             ACCUMULATED
                                               FOREIGN
                                               EXCHANGE
                                              TRANSLATION     ACCUMULATED
                                              ADJUSTMENT        DEFICIT            TOTAL
                                              ----------        -------            -----
Transfer of shares $0.6468 per share
  for employee benefit trust                  $       -      $          -      $   970,200

650,000 warrants issued in conjunction
  with notes payable of $650,000
  beneficial conversion feature on
  notes payable - January 23 to
  February 23, 2004                                   -                 -          246,727

Issuance of shares at $0.85 per share
  for cash - March 24                                 -                 -          595,000

Issuance of shares on exercise of
  warrants at $0.50 - March 24                        -                 -          500,500

Issuance of shares on exercise of
  warrants at $1 - March 24                           -                 -           50,000

Issuance of shares on exercise of
  options at $0.125 - March 24                        -                 -          100,000

Consulting fees incurred in
  conjunction with 2004 share
  issuances                                           -                 -          (93,756)

Options issued to consultants in
  connection with services in
  January 2004                                        -                 -                -

Amortization of options issued to
  consultants  -                                     -            163,888

Shares deemed issued in
  recapitalization transaction -
  March 25, 2004                                      -                 -                -

Foreign currency translation                     (3,047)                -           (3,047)

Net loss                                              -        (4,667,885)      (4,667,885)
                                             -----------   ----------------  ---------------

Balance March 31, 2004                        $   6,204      $ (4,667,885)     $  (129,746)
                                             ===========   ================  ===============


                        The accompanying notes are an integral part of the consolidated financial statements.

                                                 MAILKEY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - AUDITED - (CONTINUED)
                                     FOR THE PERIOD MARCH 11, 2003 (INCEPTION) TO MARCH 31, 2005


                                                                               ADDITIONAL
                                           MINORITY         COMMON STOCK       PAID - IN    SUBSCRIPTION      DEFERRED
                                           INTEREST     SHARES       AMOUNT     CAPITAL      RECEIVABLE     COMPENSATION
                                           --------     ------       ------     -------      ----------     ------------
Issuance of shares at $0.85 per share
  in connection with conversion of
  bridge loan, 470,588 shares issued,
  294,118 issuable at June 30,
  2004 - J-ne                              $      -       764,706  $    765   $  649,235     $       -      $        -

Issuance of shares at $0.85 per share
  in connection with conversion of
  bridge loan, 19,425 shares issued,
  8,831 issuable at June 30, 2004 -
  June                                            -        28,256        28       23,990             -               -

Issuance of shares at $0.50 per share
  in connection with exercise of
  warrants between June 18, 2004 -
  August 20, 2004                                 -       462,000       462      230,538             -               -

Issuance of shares at $1.00 per share
  in connection with exercise of
  warrants between June 18, 2004 -
  August 20, 2004                                 -       953,019       953      952,066             -               -

Offering costs incurred in conjunction
  with June and July 2004 warrant
  conversions                                     -             -         -     (114,897)            -               -

Stock subscriptions received                      -             -         -            -       160,000               -

Issuance of shares to consultants at
  $0.60 per share in lieu of fees
  owed - September                                -        51,803        52       31,032             -               -

Revalue options issued to consultants
  in conjunction with services in
  December 2003 and January 2004                  -             -         -   (1,264,864)            -       1,264,864

Amortization of expense for options
  issued to consultants                           -             -         -            -             -         512,382

Issuance of shares to consultants in
  November and December 2004                      -     3,601,333     4,101    1,205,001             -               -

Subscription receivable written-off               -             -         -            -       102,500               -

Deferred compensation written-off                 -             -         -            -             -         145,389

Foreign currency translation                      -             -         -            -             -               -

Net loss for the nine months ended
  December 31, 2004                               -             -         -            -             -               -
                                          ----------  -----------  --------  ------------  -------------  --------------

Balance December 31, 2004                  $      -    34,726,355  $ 35,226   $8,400,306     $       -      $        -
                                          ==========  ===========  ========  ============  =============  ==============

(continued)

                                           ACCUMULATED
                                             FOREIGN
                                            EXCHANGE
                                          TRANSLATION       ACCUMULATED
                                           ADJUSTMENT         DEFICIT         TOTAL
                                           ----------         -------         -----

Issuance of shares at $0.85 per share
  in connection with conversion of
  bridge loan, 470,588 shares issued,
  294,118 issuable at June 30,
  2004 - J-ne                               $       -     $          -    $   650,000

Issuance of shares at $0.85 per share
  in connection with conversion of
  bridge loan, 19,425 shares issued,
  8,831 issuable at June 30, 2004 -
  June                                              -                -         24,018

Issuance of shares at $0.50 per share
  in connection with exercise of
  warrants between June 18, 2004 -
  August 20, 2004                                   -                -        231,000

Issuance of shares at $1.00 per share
  in connection with exercise of
  warrants between June 18, 2004 -
  August 20, 2004                                   -                -        953,019

Offering costs incurred in conjunction
  with June and July 2004 warrant
  conversions                                       -                -       (114,897)

Stock subscriptions received                        -                -        160,000

Issuance of shares to consultants at
  $0.60 per share in lieu of fees
  owed - September                                  -                -         31,084

Revalue options issued to consultants
  in conjunction with services in
  December 2003 and January 2004                    -                -              -

Amortization of expense for options
  issued to consultants                             -                -        512,382

Issuance of shares to consultants in
  November and December 2004                        -                -      1,209,102

Subscription receivable written-off                 -                -        102,500

Deferred compensation written-off                   -                -        145,389

Foreign currency translation                   47,441                -         47,441

Net loss for the nine months ended
  December 31, 2004                                 -       (4,816,835)    (4,816,835)
                                           -----------  ----------------  ------------

Balance December 31, 2004                   $  53,645     $ (9,484,720)   $  (995,543)
                                           ===========  ================  ============



                        The accompanying notes are an integral part of the consolidated financial statements.

                                                 MAILKEY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - AUDITED - (CONTINUED)
                                     FOR THE PERIOD MARCH 11, 2003 (INCEPTION) TO MARCH 31, 2005


                                                                                  ADDITIONAL
                                        MINORITY            COMMON STOCK          PAID - IN    SUBSCRIPTION      DEFERRED
                                        INTEREST      SHARES          AMOUNT       CAPITAL      RECEIVABLE    COMPENSATION
                                        --------      ------          ------       -------      ----------    ------------
Balance December 31, 2004 - carried
  forward                                $     -     34,726,355      $  35,226    $ 8,400,306     $      -       $       -

Recapitalization                               -    (30,406,963)       (30,907)    (8,028,127)           -               -

New equity - reverse merger -
  I-Element                                    -      4,319,392          4,319        372,179            -               -

Shares of common stock issued in
  exercise of options                          -      4,578,223          4,578         41,204            -               -

Issuance of common stock in
  conversion of notes payable                  -      4,694,953          4,695        821,617            -               -

Shares issued in reverse merger -
  Exchange - new company assumed
  liabilities                                        68,979,623         68,979       (545,267)           -               -

Issuance of shares at $0.025 per
  share for services                           -      7,487,587          7,488        179,701            -               -

Issuance of shares at $0.025 per
  share in conversion of accounts
  payable                                      -        693,280            693         16,639            -               -

Issuance of shares at $0.025 per share
  in conversion of debt to equity              -      1,030,672          1,031         24,735            -               -

Net loss for the three months ended
  March 31, 2005
                                        ---------  -------------  -------------  -------------  -------------  -------------

Balance March 31, 2005                   $     -     91,783,730      $  91,783    $   910,808     $      -       $       -
                                        =========  =============  =============  =============  =============  =============

(continued)

                                          ACCUMULATED
                                            FOREIGN
                                           EXCHANGE
                                          TRANSLATION    ACCUMULATED
                                          ADJUSTMENT       DEFICIT         TOTAL
                                          ----------       -------         -----

Balance December 31, 2004 - carried
  forward                                $    53,645    $ (9,484,720)   $6(995,543)

Recapitalization                             (53,645)     8,920, 500       807,821

New equity - reverse merger -
  I-Element                                        -        (564,220)     (187,722)

Shares of common stock issued in
  exercise of options                              -               -        45,782

Issuance of common stock in
  conversion of notes payable                      -               -       826,312

Shares issued in reverse merger -
  Exchange - new company assumed
  liabilities                                      -               -      (476,288)

Issuance of shares at $0.025 per
  share for services                               -               -       187,189

Issuance of shares at $0.025 per
  share in conversion of accounts
  payable                                          -               -        17,332

Issuance of shares at $0.025 per share
  in conversion of debt to equity                  -                        25,766

Net loss for the three months ended
  March 31, 2005                                            (417,085)     (417,085)
                                        ------------  ---------------  ------------

Balance March 31, 2005                   $         -    $   (981,305)   $   21,286
                                        ============  ===============  ============


                        The accompanying notes are an integral part of the consolidated financial statements.

                                           MAILKEY CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                                       THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                              THREE MONTHS ENDED                  YEARS ENDED
                                                              ------------------                  -----------
                                                           MARCH 31,       MARCH 31,     DECEMBER 31,    DECEMBER 31,
                                                             2005            2004            2004            2003
                                                           (AUDITED)      (UNAUDITED)     (AUDITED)        (AUDITED)
                                                          ----------       ---------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                             $ (417,085)     $ (68,280)     $ (295,041)     $ (265,056)
                                                          ----------       ---------      ----------      ----------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                            68,164          60,403         260,806         159,070
     Acquisition of fixed assets in business combination           -               -               -        (893,611)
     Debt and accrued interest assumed in business
        combination                                                -               -               -         824,480
     Goodwill                                                      -               -               -      (2,079,665)
     Stock issued for services                               187,189               -               -               -
     Loss on disposal of equipment                             1,877               -           2,296               -

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable               67,361         239,346         159,934        (747,939)
     (Increase) decrease in other current assets               2,470          (2,471)         (4,077)           (173)
     (Increase) decrease in deposits                          10,530             468         (14,517)        (55,006)
     Increase (decrease) in accounts payable                 294,777         (19,316)        154,463         904,740
     Increase in accrued interest                                  -          17,289          77,364          56,507
     Increase (decrease) in payroll taxes payable            (17,230)         27,232          17,230               -
     Increase (decrease) in customer deposits                 (4,878)        (14,819)        (35,010)        204,000
     Increase (decrease) in receivable financing payable     (20,807)       (342,679)       (153,082)        657,003
     Increase in commissions payable                          18,411          43,786          98,994          58,731
     Increase (decrease) in refunds payable                   (1,079)         (1,526)           (936)          2,015
     Increase (decrease) in deferred revenue                 (19,940)         93,331        (262,959)      1,097,935
                                                          ----------       ---------      ----------      ----------

     Total adjustments                                       586,845         101,044         300,506         188,087
                                                          ----------       ---------      ----------      ----------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     169,760          32,764           5,465         (76,969)
                                                          ----------       ---------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of equipment                           2,800               -           3,451               -
     Acquisition of fixed assets                              (9,485)       (163,766)       (233,396)       (251,023)
                                                          ----------       ---------      ----------      ----------

      NET CASH (USED IN) INVESTING ACTIVITIES                 (6,685)       (163,766)       (229,945)       (251,023)
                                                          ----------       ---------      ----------      ----------


                 The accompanying notes are an integral part of these consolidated financial statements

                                           MAILKEY CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                                       THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                             THREE MONTHS ENDED                 YEARS ENDED
                                                             ------------------                 -----------
                                                           MARCH 31,       MARCH 31,     DECEMBER 31,    DECEMBER 31,
                                                             2005            2004            2004            2003
                                                           (AUDITED)      (UNAUDITED)      (AUDITED)       (AUDITED)
                                                           ---------       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITES
    Payments of notes payable                              $ (32,909)      $ (32,600)     $ (465,344)      $ (46,193)
    Proceeds from notes payable                               22,450         100,000         625,331         467,054
    Common stock issued for cash                                   -               -         119,300               -
    Proceeds in exercise of stock options                     39,954               -              75               -
                                                           ---------       ---------       ---------       ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES              29,495          67,400         279,362         420,861
                                                           ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                     192,570         (63,602)         54,882          92,869

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR / PERIOD                               147,751          92,869          92,869               -
                                                           ---------       ---------       ---------       ---------

CASH AND CASH EQUIVALENTS - END OF
    YEAR / PERIOD                                          $ 340,321       $  29,267       $ 147,751       $  92,869
                                                           =========       =========       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                       $   2,563       $   3,890       $  34,983       $   6,459
                                                           =========       =========       =========       =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

    Accounts payable converted to equity                   $  17,332       $   5,000       $   5,000       $       -
                                                           =========       =========       =========       =========

    Accounts payable converted to debt                     $  70,000       $       -       $  50,000       $       -
                                                           =========       =========       =========       =========

    Conversion of notes payable to equity                  $ 852,078       $       -       $ 248,000       $       -
                                                           =========       =========       =========       =========

    Issuance of stock for redemption of ICCC shares        $       -       $   4,123       $   4,123       $       -
                                                           =========       =========       =========       =========

    Debt converted to accounts payable                     $ 126,000       $       -       $       -       $       -
                                                           =========       =========       =========       =========

    Debt converted in exercise of options                  $   5,828       $       -       $       -       $       -
                                                           =========       =========       =========       =========

    Accounts payable and accrued expenses
      acquired in reverse merger                           $  63,343       $       -       $       -       $       -
                                                           =========       =========       =========       =========

    Debt acquired in reverse merger                        $ 337,945       $       -       $       -       $       -
                                                           =========       =========       =========       =========

    Stock issued for services                              $ 187,189       $       -       $       -       $       -
                                                           =========       =========       =========       =========


                 The accompanying notes are an integral part of these consolidated financial statements

                       MAILKEY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

        MK Secure Solutions Ltd. was established as a messaging security and management. On March 25, 2004, pursuant to an Agreement and Plan of Merger, Global Diversified Acquisition Corp. ("GDAC"), acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effected by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding MailKey stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

        The Company's Chairman and Chief Executive Officer resigned in September 2004 and the Company's Chief Financial Officer and member of the Board resigned in November 2004. Both positions have been filled by the Company's founder and deputy chairman.

        In the first quarter of 2005 the Company was unable to continue funding the development of its messaging security solutions, and the rights were transferred to the development team in return for the cancellation of most of the liabilities which the Company owed to them. The Company retains an interest of 20% in the messaging security solutions; however to date there has been no commercialization of the solutions. In the first quarter 2005 the Company sold its insolvent British Virgin Islands subsidiary, MK Secure Solutions Limited, for $1 to a UK based accounting firm, SS Khehar & Company. SS Khehar & Company has agreed to deal with the winding up of the former subsidiary, for a fee of $1,800.

        On November 9, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the MailKey Corporation, MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Inc., a Nevada Corporation, I-Element, Inc. ("I-Element") and Ivan Zweig, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of I-Element. This transaction closed in January 2005. At the closing of the Merger, Merger Sub was merged into I-Element, at which time the separate corporate existence of Merger Sub ceased and I-Element now continues as the surviving company. The Share Exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, I-Element will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of I-Element.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

        Under the terms of the Merger Agreement, MailKey issued its common stock, $.001 par value per share, in exchange for all of the issued and outstanding shares of capital stock of I-Element. The exchange ratio setting forth the number of shares of MailKey common stock issued for each issued and outstanding share of capital stock of I-Element was 3.52 shares of MailKey common stock for each issued and outstanding share of capital stock of I-Element.

        I-Element, incorporated in Nevada on December 30, 2002, is a facilities-based nationwide communications service provider that provides state-of-the-art telecommunications services to small and medium sized enterprises ("SMEs"). I-Element provides broadband data, voice and wireless services by offering integrated T-1 lines as well as Layer 2 Private Network solutions that provide SMEs with dedicated Internet access services, customizable business solutions for voice, data, wireless and Internet, and secure communications channels between the SME offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. I-Element has a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas, and Chicago. The Company started business in 2003.

        In connection with the closing of the merger, MailKey entered into a letter of intent with Ivan Zweig and Kramerica Capital Corporation ("Kramerica"), a corporation wholly-owned by Mr. Zweig, which contemplates that MailKey and I-Element will enter into a four year employment agreement with Kramerica and Mr. Zweig pursuant to which Mr. Zweig will serve as the Chief Executive Officer of MailKey and I-Element. The letter of intent provides that Mr. Zweig will receive an annual base salary of $300,000. In addition to his base salary, Mr. Zweig will be entitled to annual performance bonuses with targets ranging from $1,000,000 to $3,000,000 during the second, third and fourth years provided I-Element achieves certain performance goals. If Mr. Zweig is terminated without cause, MailKey is obligated to pay the remaining salary owed to Mr. Zweig for the complete term of the employment agreement, to pay off all notes owed to Mr. Zweig or Kramerica, all outstanding options shall become fully vested, MailKey shall pay all earned performance bonuses and all accrued vacation. If Mr. Zweig is terminated for any reason other than cause, MailKey shall pay in full the

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

        Notes owed to either Mr. Zweig or Kramerica Capital Corporation and at least 75% of the earned bonus plan set forth by the directors. Effective January 24, 2005, Mr. Zweig was also appointed to the Board of Directors of MailKey.

        Ivan Zweig has served as the Chief Executive Officer of I-Element since March 2003. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. ICCC provides I-Element with resold telecom services and I-Element pays ICCC approximately $97,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division.

        Upon the consummation of the acquisition, I-Element has issued outstanding promissory notes to, among others, Kramerica in the aggregate amount of $120,000 (the "Notes"). I-Element has also issued Notes in the aggregate amount to members of Mr. Zweig's immediate family. The Notes are payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and will continue to be secured by substantially all of the assets of I-Element.

        The Company's consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF CONSOLIDATION

        The consolidated financial statements include the financial position and results of I-Element. All significant intercompany accounts and transactions have been eliminated in consolidation.

        USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS.

        The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

        The Company maintains cash and cash equivalents with a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the year the Company had amounts on deposit at the financial institution in excess of federally insured limits.

        REVENUE AND COST RECOGNITION

        The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are provided rather than when billed or the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        ACCOUNTS RECEIVABLE

        The Company factors 99% of its billings with an outside agency. The Company invoices its customers on the 28th of the month for services to be rendered two months subsequent to the billing date. The Company receives 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor.

        DEFERRED REVENUE

        Deferred revenue consists of customers billed in advance of revenue being earned.

        PROVISION FOR BAD DEBT

        Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $6,673 and $6,098 has been recorded at March 31, 2005 and December 31, 2004.

        Bad debt expense for the three months ended March 31, 2005 and 2004 was $4,821 and $17,626, respectively and for the years ending December 31, 2004 and 2003 was $63,498 and $52,241, respectively.

        ADVERTISING COSTS

        The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the three months ended March 31, 2005 and 2004 were $660 and $9,216, respectively, and for the years ended December 31, 2004 and 2003 were $24,556 and $5,901, respectively.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        INCOME TAXES

        The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended March 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003, respectively.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

        FIXED ASSETS

        Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

                 Furniture and equipment            5 Years
                 Telecommunications equipment       5 Years

        When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        (LOSS) PER SHARE OF COMMON STOCK

        Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for the periods presented.

        (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)


        The following is a reconciliation of the computation for basic and diluted EPS:

                                                 THREE MONTHS ENDED                  YEARS ENDED
                                                 ------------------                  -----------
                                              MARCH 31,        MARCH 31,    DECEMBER 31,      DECEMBER 31,
                                                2005            2004           2004              2003
                                              (AUDITED)      (UNAUDITED)     (AUDITED)         (AUDITED)
                                             ------------     ---------     -----------       -----------

        Net loss                             $   (417,085)    $ (68,280)    $  (295,041)      $  (265,056)
                                             ------------     ---------     -----------       -----------
        Weighted-average common
        shares Outstanding (Basic)             38,143,835        48,825       3,222,743                 1

        Weighted-average common
        stock Equivalents
             Stock options                              -             -               -                 -
             Warrants                                   -             -               -                 -
                                             ------------     ---------     -----------       -----------
        Weighted-average common
        shares Outstanding (Diluted)           38,143,835        48,825       3,222,743                 1
                                             ------------     ---------     -----------       -----------

        The Company had no options or warrants granted during the period, therefore there were no common stock equivalents.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

        STOCK-BASED COMPENSATION

        Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123".

        The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        STOCK-BASED COMPENSATION (CONTINUED)

        The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board
        (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES".

        The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

        Stock-based compensation for the three months ended March 31, 2005 and 2004 was $0 and $0, respectively and for the years ended December 31, 2004 and 2003 was $0 and $0, respectively.

        RECENT ACCOUNTING PRONOUNCEMENTS

        On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations."

        This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

        This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have an impact on the Company's results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT," and an amendment of that statement, SFAS No. 44, "ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS," and SFAS No. 64, "EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS". This statement amends SFAS No. 13, "ACCOUNTING FOR LEASES", to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

        Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

        In June 2003, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

        In December 2002, the FASB issued Statement No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "INTERIM FINANCIAL REPORTING", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," but has adopted the enhanced disclosure requirements of SFAS 148.


        In May 2003, the FASB issued SFAS Statement No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

        did not have a significant impact on the Company's results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF Others". FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
        2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

        options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

        The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

        On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "EXCHANGES OF NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS" (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flow.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 3-  FIXED ASSETS

        Property and equipment as of March 31, 2005 was as follows:

                                                      MARCH 31,
                                                        2005
                                                  ---------------

          Property and equipment                      $1,373,268
          Less: accumulated depreciation                (484,217)
                                                  ---------------
          Net book value                              $  889,051
                                                  ===============

        There was $68,164 and $60,403 charged to operations for depreciation expense for the three months ended March 31, 2005 and 2004, respectively and $260,806 and $156,691 was charged to operations for depreciation expense for the years ended December 31, 2004 and 2003, respectively.

NOTE 4- NOTES PAYABLE

        The Company has several notes payable at March 31, 2005. Proceeds from the notes were utilized to finance the general working capital requirements of the Company, purchase equipment and pay certain liabilities assumed by the Company in the purchase of the principal assets of Integrated Communications Consultants Corporation in March of 2003. The notes carry varying interest rates between zero and 5.75%. Prior to the effective merger of I-Element with MailKey, certain of the notes were converted into shares of common stock.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 4-  NOTES PAYABLE (CONTINUED)

        Accrued interest on the notes is $4,767 at March 31, 2005.

        The notes payable balances at March 31, 2005 were as follows:

                                                         March 31,
                                                           2005
                                                     ----------------

         Total notes payable                               $ 754,778
         Less current maturities                            (461,590)
                                                     ----------------

         Long-term notes payable                           $ 293,188
                                                     ================

         The amount of principal maturities of the notes payable for the next four years ending March 31, and in the aggregate is as follows:

                                      2006                 $ 461,590
                                      2007                   125,652
                                      2008                   125,652
                                      2009                    41,884
                                                     ----------------

                                                           $ 754,778
                                                     ================

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5- OPERATING LEASES

        The Company leases office space under leases commencing in March and June of 2004. The leases are payable on a month-to-month basis. Monthly payments under the current leases are $3,900. The Company also leased additional office space in Texas and California. The Company ceased leasing this additional space during the year ended December 31, 2004.

        Rental payments charged to expense for the three months ended March 31, 2005 and 2004 were $11,700 and $15,050, respectively and during the years ended December 31, 2004 and 2003 were $82,072 and $68,750, respectively.

NOTE 6- STOCKHOLDERS' EQUITY (DEFICIT)

        COMMON STOCK

        As of March 31, 2005, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001, and 91,783,730 shares issued and outstanding.

        The following details the stock transactions for the three months ended March 31, 2005:

        The Company issued 4,578,223 shares of common stock due to the exercise of options.

        The Company issued 4,694,953 shares of common stock for the conversion of debt to equity valued at $826,312.

        The Company issued 7,487,587 shares of common stock for services valued at $187,189.

        The Company issued 693,280 shares of common stock in conversion of accounts payable to equity valued at $17,332.

        The Company issued 1,030,672 shares of common stock for the conversion of debt to equity valued at $25,766.

        In connection with the recapitalization, there were $337,945 in notes payable and $63,343 in liabilities assumed by the new company.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 7- PROVISION FOR INCOME TAXES

        Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

        At March 31, 2005, deferred tax assets consist of the following:

        Net deferred tax assets              $ 294,392
        Less: valuation allowance             (294,392)
                                             ---------
                                             $     -0-
                                             =========

        At March 31, 2005, the Company had deficits accumulated in the approximate amount of $981,305, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- GOING CONCERN

        As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the three months ended March 31, 2005 and 2004 and the years ended December 31, 2004 and 2003. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

        The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

                       MAILKEY CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
                   THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 8- GOING CONCERN

        The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.