Form 10QSB
period 2005-06-30
MAILKEY CORP
filed 2005-08-15
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2005
                                                  -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No. 000-29331

                               MAILKEY CORPORATION
    --------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  Nevada                                76-0270295
    ----------------------------------      ----------------------------------
      (State or Other Jurisdiction of                 (IRS Employer
      Incorporation or Organization)                Identification No.)


                                17194 Preston Rd.
                                Suite 102 PMB 341
                                Dallas, TX 75248
   --------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 1-214-254-3440
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

N.A.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        There were 96,446,846 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on August 5, 2005.

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

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to fund future growth and implement our business strategy; our ability to integrate the operations of any businesses we may acquire; our ability to attract and retain customers; our ability to attract and qualified personnel; customer acceptance and satisfaction with our telecommunications solutions; our success in undertaking anticipated product enhancements and releases; potential legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; variation in forecasts of the evolving telecommunications solutions industry; rapid technological changes in the industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the regions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes that affect our business, related or supplemental industries or our ability to ability to comply with regulatory bodies; and statements of assumption underlying any of the foregoing, as well as any other factors set forth in our 2005 Annual Report on Form 10-KSB, in our consolidated financial statements contained in this report and the notes thereto, or under the caption "Plan of Operation" under Item 2 of this report.

        All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as otherwise required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise subsequent to the date of this filing.

        Unless otherwise indicated or the context otherwise requires, all references to "MailKey," the "Company," "we," "us" or "our" and similar terms refer to MailKey Corporation and its subsidiaries.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                       MAILKEY CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                       MAILKEY CORPORATION AND SUBSIDIARY
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004




                                TABLE OF CONTENTS
                                -----------------




Condensed Consolidated Audited Financial Statements:
                                                                        PAGE(S)
                                                                        -------

Condensed Consolidated Balance Sheets as of June 30, 2005 and 2004         1

Condensed Consolidated Statements of Operations for
   the Three Months Ended June 30, 2005 and 2004                           2

Condensed Consolidated Statements of Cash Flow for
   the Three Months Ended June 30, 2005 and 2004                          3-4

Notes to Condensed Consolidated Financial Statements                      5-18

                                          MAILKEY CORPORATION AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                JUNE 30, 2005 AND 2004


                                                        ASSETS
                                                        ------


                                                                                   June 30,              June 30,
                                                                                     2005                  2004
                                                                                     ----                  ----
                                                                                  (UNAUDITED)           (UNAUDITED)
                                                                                  -----------           -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $       96,532        $       62,680
  Accounts receivable, net                                                             509,005               724,082
  Other current assets                                                                   3,469                 2,539
                                                                                ---------------       ---------------

          TOTAL CURRENT ASSETS                                                         609,006               789,301
                                                                                ---------------       ---------------

  Fixed assets, net of depreciation                                                    834,131             1,061,265
                                                                                ---------------       ---------------
OTHER ASSETS:
  Goodwill                                                                           2,079,665             2,079,665
  Deposits                                                                              55,361                53,523
                                                                                ---------------       ---------------

          TOTAL OTHER ASSETS                                                         2,135,026             2,133,188
                                                                                ---------------       ---------------

TOTAL ASSETS                                                                    $    3,578,163        $    3,983,754
                                                                                ===============       ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                    ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $    1,399,777        $      979,681
  Customer deposits                                                                    155,887               188,527
  Receivable financing payable                                                         307,756               516,199
  Commissions payable                                                                  179,454                92,789
  Deferred revenue                                                                     792,095             1,148,629
  Current portion - notes payable                                                      465,467               264,620
                                                                                ---------------       ---------------

          TOTAL CURRENT LIABILITIES                                                  3,300,436             3,190,445
                                                                                ---------------       ---------------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion                                                261,775               896,641
                                                                                ---------------       ---------------

          TOTAL LONG-TERM LIABILITIES                                                  261,775               896,641
                                                                                ---------------       ---------------

      TOTAL LIABILITIES                                                              3,562,211             4,087,086
                                                                                ---------------       ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 Par Value, 100,000,000 shares authorized;
    94,850,535 and 4,319,392 shares issued and outstanding
    at June 30, 2005 and 2004 respectively                                              94,851                 4,319
  Additional paid-in capital                                                         1,048,787               372,179
  Accumulated deficit                                                               (1,127,686)             (479,830)
                                                                                ---------------       ---------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              15,952              (103,332)
                                                                                ---------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $    3,578,163        $    3,983,754
                                                                                ===============       ===============


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                           1

                       MAILKEY CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                      THREE MONTHS ENDED
                                                      ------------------
                                                JUNE 30,             JUNE 30,
                                                  2005                 2004
                                               (UNAUDITED)          (UNAUDITED)
                                               -----------          -----------

OPERATING REVENUE                              $1,215,479           $1,504,941

COST OF SALES                                     739,614              833,999
                                               -----------          -----------

GROSS PROFIT                                      475,865              670,942
                                               -----------          -----------

OPERATING EXPENSES
   General and administrative                     423,354              509,367
   Selling expenses                                96,328              136,842
   Depreciation & amortization                     68,665               65,173
   Interest expense                                 4,925               30,265
   Receivable factoring fees                       28,974               33,155
                                               -----------          -----------

       TOTAL OPERATING EXPENSES                   622,246              774,802
                                               -----------          -----------

INCOME (LOSS) BEFORE OTHER (EXPENSE)             (146,381)            (103,860)
                                               -----------          -----------

OTHER (EXPENSE)
   Loss on sale of investments                          -              (38,511)
                                               -----------          -----------

       TOTAL OTHER EXPENSES                             -              (38,511)
                                               -----------          -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES       (146,381)            (142,371)

PROVISION FOR INCOME TAXES                              -                    -
                                               -----------          -----------

NET LOSS APPLICABLE TO COMMON SHARES           $ (146,381)          $ (142,371)
                                               ===========          ===========

NET LOSS PER BASIC AND DILUTED SHARES          $    (0.00)          $    (0.03)
                                               ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                         91,947,843            4,178,856
                                               ===========          ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                 MAILKEY CORPORATION AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                          THREE MONTHS ENDED
                                                                          ------------------
                                                                    JUNE 30,              JUNE 30,
                                                                      2005                  2004
                                                                  (UNAUDITED)           (UNAUDITED)
                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                     $ (146,381)           $ (142,371)
                                                                  -----------           -----------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                    68,665                65,173
     Stock issued for services                                        54,047                     -

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                       11,639              (215,489)
     (Increase) decrease in other current assets                      (1,689)                  105
     (Increase) in deposits                                            3,632                 1,015
     Increase in accounts payable                                     10,785                66,536
     Increase in accrued interest                                      4,864                30,258
     (Decrease) in customer deposits                                  (8,225)                 (654)
     Increase (decrease) in receivable financing payable            (175,358)              201,875
     Increase (decrease) in commissions payable                        3,318                (9,728)
     (Decrease) in deferred revenue                                  (22,941)              (42,637)
                                                                  -----------           -----------

     Total adjustments                                               (51,263)               96,454
                                                                  -----------           -----------

     NET CASH (USED IN) OPERATING ACTIVITIES                        (197,644)              (45,917)
                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                     (13,745)              (37,511)
                                                                  ===========           ===========

      NET CASH (USED IN) INVESTING ACTIVITIES                        (13,745)              (37,511)
                                                                  ===========           ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                                  3


                    MAILKEY CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                      FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                  June 30,              JUNE 30,
                                                                    2005                  2004
                                                                 (Unaudited)           (UNAUDITED)
                                                                 -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Payments of notes payable                                    $  (32,400)           $  (52,534)
    Proceeds from notes payable                                           -                 50,000
    Common stock issued for cash                                          -                119,300
    Proceeds in exercise of stock options                                 -                     75
                                                                 -----------           -----------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (32,400)               116,841
                                                                 -----------           -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           (243,789)                33,413

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                             340,321                 29,267
                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                                $   96,532            $    62,680
                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE QUARTER FOR:
    Interest expense                                             $      106            $     4,714
                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

    Accounts payable converted to equity                         $   12,000            $         -
                                                                 ===========           ===========

    Accounts payable converted to debt                           $        -            $    50,000
                                                                 ===========           ===========

    Conversion of notes payable to equity                        $        -            $   248,000
                                                                 ===========           ===========

    Stock issued for services                                    $   54,047            $         -
                                                                 ===========           ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                                 4

                       MAILKEY CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

        The unaudited interim condensed consolidated financial statements included herein have been prepared by MailKey Corporation and Subsidiary (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

        The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity and cash flows for the periods presented.

        MailKey Corporation (the "Company" or "MailKey") was established as a messaging security and management company. On March 25, 2004, pursuant to an Agreement and Plan of Merger, Global Diversified Acquisition Corp. ("GDAC"), acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effected by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding MailKey stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

        The Company's Chairman and Chief Executive Officer resigned in September 2004 and the Company's Chief Financial Officer and member of the Board resigned in November 2004. Both positions have been filled by the Company's founder and deputy chairman.

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

        In early 2005 the Company was unable to continue funding the development of its messaging security solutions, and the rights were transferred to the development team in return for the cancellation of most of the liabilities which the Company owed to them. The Company retains an interest of 20% in the messaging security solutions; however to date there has been no commercialization of the solutions. In the first quarter 2005 the Company sold its insolvent British Virgin Islands subsidiary, MK Secure Solutions Limited, for $1 to a UK based accounting firm, SS Khehar & Company. SS Khehar & Company has agreed to deal with the winding up of the former subsidiary, for a fee of $1,800.

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

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

        In connection with the closing of the merger, MailKey entered into a letter of intent with Ivan Zweig and Kramerica Capital Corporation ("Kramerica"), a corporation wholly-owned by Mr. Zweig, which contemplates that MailKey and I-Element will enter into a four year employment agreement with Kramerica and Mr. Zweig pursuant to which Mr. Zweig will serve as the Chief Executive Officer of MailKey and I-Element. The letter of intent provides that Mr. Zweig will receive an annual base salary of $300,000. In addition to his base salary, Mr. Zweig will be entitled to annual performance bonuses with targets ranging from $1,000,000 to $3,000,000 during the second, third and fourth years provided I-Element achieves certain performance goals. If Mr. Zweig is terminated without cause, MailKey is obligated to pay the remaining salary owed to Mr. Zweig for the complete term of the employment agreement, to pay off all notes owed to Mr. Zweig or Kramerica, all outstanding options shall become fully vested, MailKey shall pay all earned performance bonuses and all accrued vacation. If Mr. Zweig is terminated for any reason other than cause, MailKey shall pay in full the Notes owed to either Mr. Zweig or Kramerica Capital Corporation and at least 75% of the earned bonus plan set forth by the directors.

        Effective January 24, 2005, Mr. Zweig was also appointed to the Board of Directors of MailKey.

        Ivan Zweig has served as the Chief Executive Officer of I-Element since March 2003. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. ICCC provides I-Element with resold telecom services and I-Element pays ICCC approximately $98,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division.

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

        The Company's condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF CONSOLIDATION

        The condensed consolidated financial statements include the financial position and results of I-Element. All significant intercompany accounts and transactions have been eliminated in consolidation.

        USE OF ESTIMATES

        The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS

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

        ACCOUNTS RECEIVABLE

        The Company factors 99% of its billings with an outside agency. The Company invoices its customers approximately 34 days prior to the month services are to be rendered with invoice amounts due on the first of the month in which services are rendered. The Company receives 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor.

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        DEFERRED REVENUE

        Deferred revenue consists of customers billed in advance of revenue being earned.

        PROVISION FOR BAD DEBT

        Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $8,151 and $5,761 has been recorded at June 30, 2005 and 2004, respectively.

        Bad debt expense for the three months ended June 30, 2005 and 2004 was $18,709 and $17,001, respectively.

        ADVERTISING COSTS

        The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the three months ended June 30, 2005 and 2004 were $0 and $8,793, respectively.

        INCOME TAXES

        The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended June 30, 2005 and 2004, respectively.

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

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

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

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

        The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                              JUNE 30,             JUNE 30,
                                                                2005                 2004
                                                             (UNAUDITED)         (UNAUDITED)
                                                           ----------------    -----------------
        Net Loss                                                ($146,381)           ($142,371)

        Weighted-average common
        shares Outstanding (Basic)                             91,947,843            4,178,856

        Weighted-average common
        stock Equivalents
             Stock Options                                              -                    -
             Warrants                                                   -                    -
                                                           ----------------    -----------------

        Weighted-average common
        shares Outstanding (Diluted)                           91,947,843            4,178,856
                                                           ================    =================

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

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

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

        Net stock-based compensation for the three months ended June 30, 2005 and 2004 was $57,047 and $0, respectively.

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

        RECENT ACCOUNTING PRONOUNCEMENTS

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

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
        2004), "SHARE-BASED PAYMENT" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

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

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


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

NOTE 3-  FIXED ASSETS

        Property and equipment as of June 30, 2005 and 2004 was as follows:

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                              JUNE 30,             JUNE 30,
                                                                2005                 2004
                                                             (UNAUDITED)         (UNAUDITED)
                                                           ----------------    -----------------

        Property and Equipment                                  $1,387,013           $1,343,532
        Less Accumulated Depreciation                              552,882              282,267
                                                           ----------------    -----------------
        Net book value                                          $  834,131           $1,061,265
                                                           ================    =================

        There was $68,665 and $65,173 charged to operations for depreciation expense for the three months ended June 30, 2005 and 2004, respectively.

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 4- NOTES PAYABLE

        The Company has several notes payable at June 30, 2005. Proceeds from the notes were utilized to finance the general working capital requirements of the Company, purchase equipment and pay certain liabilities assumed by the Company in the purchase of the principal assets of Integrated Communications Consultants Corporation in March of 2003. The notes carry varying interest rates between zero and 5.75%. Prior to the effective merger of I-Element with MailKey, certain of the notes were converted into shares of common stock.

        Accrued interest on the notes was $19,168 at June 30, 2005.

        The notes payable balances at June 30, 2005 and 2004 were as follows:

                                                                  JUNE 30,             JUNE 30,
                                                                    2005                 2004
                                                                (UNAUDITED)          (UNAUDITED)
                                                              -----------------    -----------------
        Total Notes Payable                                           $727,242           $1,161,261
        Less Current maturities                                        465,467              264,620
                                                              -----------------    -----------------
        Long Term Notes Payable                                       $261,775             $896,641
                                                              =================    =================

The amount of the principal maturities of the notes payable for the next four years ending June 30, and in the aggregate is as follows:

                        2006                $465,467
                        2007                 125,652
                        2008                 125,652
                        2009                  10,471
                                    -----------------
                                            $727,242
                                    =================

NOTE 5- OPERATING LEASES

        The Company leases office space under leases commencing in March and June of 2004. The leases are payable on a month-to-month basis. Monthly payments under the current leases are $3,900. The Company also leased additional office space in Texas and California. The Company ceased leasing this additional space during the year ended December 31, 2004.

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 5- OPERATING LEASES (CONTINUED)

        Rental payments charged to expense for the three months ended June 30, 2005 and 2004 were $11,700 and $22,638, respectively.

NOTE 6- STOCKHOLDERS' EQUITY (DEFICIT)

        COMMON STOCK

        As of June 30, 2005, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001, and 94,850,535 shares issued and outstanding.

        The following details the stock transactions for the three months ended June 30, 2005:

        The Company received 1,498,195 shares of common stock valued at $37,455 which were issued in the previous quarter for services. Upon receipt, the common shares were canceled.

        The Company issued 1,500,000 shares of common stock against the $75,000 Liability for Stock to be issued.

        The Company issued 340,000 shares of common stock valued at $8,500 to a sales agent as payment on the outstanding balance owed.

        The Company issued 175,000 shares of common stock valued at $3,500 to a consultant as payment on the outstanding balance owed.

        The Company issued 300,000 shares of common stock valued at $6,000 to a consultant for services received.

        The Company issued 250,000 shares of common stock valued at $5,500 to a consultant for services received.

        The Company issued 1,000,000 shares of common stock valued at $40,000 to an employee as a bonus.

        The Company issued 1,000,000 shares of common stock valued at $40,000 to a consultant for services received.

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


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

        At June 30, 2005, deferred tax assets consist of the following:

        Net deferred tax assets               $338,306
        Less:  valuation allowance            (338,306)
                                              ---------
                                              $    -0-

        At June 30, 2005, the Company had deficits accumulated in the approximate amount of $1,127,686, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- GOING CONCERN

        As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the three months ended June 30, 2005 and 2004. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

        The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

                       MAILKEY CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 9- CONTINGENCIES

        On April 19, 2005 KK Solutions, Inc., a California corporation d/b/a/ Three 18, Inc. ("KK"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to KK. KK seeks damages in the amount of $78,000, plus interest. The Company is vigorously defending against this action, which is currently in the discovery phase of the proceeding.

        On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, ("Global"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to Global. Global seeks damages in the amount of $50,000, plus interest. The Company is vigorously defending against this action, which is currently in the discovery phase of the proceeding.

NOTE 10- SUBSEQUENT EVENTS

        The Company received consent to amend the Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 shares to 2,000,000,000 shares, and consented to the authorization of 200,000,000 shares of Blank Check Preferred Stock. There are no current plans to designate any Blank Check Preferred Stock.

        On August 1, 2005, the Company filed an Information Statement in definitive form on schedule 14C with the SEC to change its name from MailKey Corporation to IElement Corporation. Concurrent with this name change, the Company will receive a new stock trading symbol on the NASD Over-the-Counter Electronic Bulletin Board.

        On August 8, 2005 Tim Dean-Smith and Susan Walton resigned their positions on the Board of Directors (the "Board") of the Company. Tim Dean-Smith also resigned from his position as Chief Financial Officer of the Company. The resignations of Mr. Dean-Smith and Ms. Walton were consistent with the expectations of the parties pursuant to the consummation of the merger between I-Element, and the Company on January 19, 2005, and do not arise from any disagreement on any matter relating to the Company's operations, policies or practices, nor regarding the general direction of the Company. Neither Mr. Dean-Smith nor Ms. Walton served on any subcommittees of the Board. Ivan Zweig, the current Chairman of the Board and Chief Executive Officer was appointed as the Chief Financial Officer of the Company until a new Chief Financial Officer is found.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        This "Plan of Operation" and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Disclosure Regarding Forward-Looking Statements" and elsewhere in this report. The following should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report.

        The statements contained in this quarterly report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. Historical results should not be relied on as indicative of trends in operating results for any future period. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements.

OUR PLAN OF OPERATION

        In January of 2005, the Company closed its merger agreement with IElement, Inc., a facilities-based nationwide telecommunications communications service provider to small and medium sized enterprises. IElement, Inc., seeks to provide broadband data, voice and wireless services using integrated T-1 lines with a Layer 2 Private Network/Wide Area Network (WAN) solution to provide dedicated Internet access services, customizable business solutions for voice, data and Internet, and secure communications channels between our customers' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. In the first quarter 2005 the Company was unable to continue funding the development of its messaging security solutions, and the rights were transferred to the development team in return for the cancellation of most of the liabilities that the Company owed to them. The Company retains an interest of 20% in the messaging security solutions; however to date there has been no commercialization of the solutions. In the first quarter 2005, the Company sold its insolvent British Virgin Islands subsidiary, MK Secure Solutions Limited, for $1 to a UK based accounting firm, SS Khehar & Company. SS Khehar & Company have agreed to deal with the winding up of the former subsidiary, for a fee of $1,800.

        On July 21, 2005 and August 1, 2005, the Company filed an Information Statement on Schedule 14C in preliminary form and in definitive form, respectively, disclosing that, among other items, it had obtained the requisite shareholder approval to change the Company name to

IElement Corporation ("IElement"), effective as soon as practicable following August 21, 2005. We now aim to grow the business of IElement and establish it as a leading regional added-value carrier.

        IElement's focus is to become the leading regional Communication Service Provider (CSP) from California to Florida. IElement's added value, managed service strategy includes the potential development of additional subscription model services such as Managed Microsoft Exchange, prepaid and postpaid cellular services, email and network security, residential/ business based wireless, and Managed Blackberry(tm) services. The development of these services would allow IElement to offer Small and Medium-sized Enterprises ("SMEs") the access to Large Enterprise type applications with little or no software purchase, hardware investment, upgrade concerns, or full-time administration of these services. These sell- through services should increase the Average Revenue Per Customer ("ARPC"), as well as help improve customer retention.

The Company intends to:

o Initially concentrate its resources on adding customers in the Dallas, Los Angeles and Chicago markets, while extending its sales reach into the next target markets.

o Build out the necessary infrastructure to sell IElement broadband services (wireless or wireline), as well as reselling voice services over the same T1 or wireless equivalent.

o Upsell added value managed services to our current and future customer base to raise our ARPC. We believe that existing infrastructure can serve multiple new markets as they are brought online in advance of the need for additional capital expenditures or additional software licenses.

o Seek acquisitions of wireless ISPs (WISPs) and other suitable telephony and/or data carriers in secondary and tertiary markets that can be layered onto the Company's national backbone. We believe that such acquisitions would enable greater economies of scale and operating efficiencies.

        We anticipate that the number of people who we employ may increase substantially over the next 12 months as we continue to execute on our business plan.




LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of June 30, 2005 we had a cash balance of $96,532.

        In order to facilitate working cash flow, the Company factors approximately 99% of accounts receivables for its customer billing with an outside agency, thereby receiving 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor. We do not otherwise maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from factoring customer receivables and the sale of equity and debt securities.

        We believe that our current cash resources will not be sufficient to sustain our current operations for the next twelve (12) months, and that intend to obtain additional cash resources through sales of debt or equity securities in order to execute our business plan. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that it will be essential to secure additional working capital. While we believe that Company will be successful in obtaining additional funds, the Company currently has no firm arrangements or understandings for additional financing and there can be no assurance that additional financing will be available to the Company if required. Additionally, in the event that the Company's plans change, its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to either seek further additional financing or curtail its activities.

OFF-BALANCE SHEET ARRANGEMENTS

        As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

RECENT DEVELOPMENTS

        On January 19, 2005 we completed the acquisition of iElement Inc. ("iElement"). iElement is now a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Company authorized the issuance of an aggregate of approximately 47,850,000 shares of its common stock, $.001 par vale per share, to the former shareholders of iElement in exchange for all of the issued and outstanding shares of capital stock of I-Element. A majority of iElement shareholders as of the record date of December 30, 2004, consented to the transaction as approved by the board of directors of iElement.

The exchange ratio setting forth the number of shares of Company common stock issued for each issued and outstanding share of capital stock of iElement was
3.52 shares of Company common stock for each issued and outstanding share of capital stock of iElement.

        On January 24, 2005 we appointed Mr. Zweig, the founder and Chief Executive Officer of iElement, to the board of the Company; and Mr. Zweig replaced Mr. Dean-Smith as the Chief Executive Officer of the Company.

        On August 1, 2005 the Company filed an Information Statement Schedule 14C in definitive form disclosing that, among other items, it had obtained the requisite shareholder approval to change the Company name to IElement Corporation, effective as soon as practicable following August 21, 2005, as more fully detailed in Item 4 of this Form 10-QSB.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Generally: The Voice over Internet Protocol (VoIP) and internet based communications solutions industry is highly competitive and requires constant investment in research and development expenditures in order to keep pace with technology and competitors' products. The success of the Company depends upon its ability to enter markets and establish a base level of customers that will cover costs of opening and maintaining a market while seeking to expand both the customer base and products base. If the Company is unable to compete effectively or acquire additional financing to fund future research and development and deployment expenditures, it would have a materially adverse effect on the company's business operations and the Company would negatively affect the Company's ability to effectively market and develop existing and future products. The Company has been building its business through revenues generated from operations supplemented by the sale of its common stock. The ability of the Company to continue its growth and expand its business is dependent upon the ability of the Company to raise additional through external financing either through the issuance of additional stock or the incurrence of debt or a combination thereof.

                                  RISK FACTORS

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

        o       risk of entering new markets; and

        o       potential loss of key employees;


        Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. Any future impairment of such goodwill along with the amortization of other intangible assets, would adversely affect our operating results. In addition, if we finance acquisitions by issuing convertible debt or equity securities our existing stockholders may be diluted, which could affect the market price of our stock. If we finance such acquisitions with bank debt or high yield debt, these arrangements would likely impose substantial operating covenants on us and result in interest expense that could adversely affect our business and operating results. As a result, if we fail to properly evaluate and execute any future acquisitions or investments, our business and operating results may be materially harmed.

OUR GROWTH COULD STRAIN OUR PERSONNEL AND INFRASTRUCTURE RESOURCES. IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

        As we implement our business plan we may experience a period of rapid growth in our headcount and operations, which may place a significant strain on our management, administrative, operational and financial infrastructure.

        Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train and manage new employees as needed. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continually improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth we will be unable to execute our business plan.

THE MARKET IN WHICH WE PARTICIPATE IS INTENSELY COMPETITIVE AND, IF WE DO NOT COMPETE EFFECTIVELY, OUR OPERATING RESULTS COULD BE HARMED.

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

        We face competition from businesses that develop their own VoIP and other Internet based telecommunications services, as well as from ILECs who have achieved regulatory relief from the Telecommunications Act of 1996, and who have begun to charge the Company more for wholesale prices and in some cases eliminated the wholesale opportunity based on the size of the market. Our current and potential principal competitors include:

        o Other Competitive Local Exchange (CLECs) providers who provide many of the same telecommunications products and services that we do. Some examples of CLECs are: XO Communications, Xspedius, Logix Communications and McLeod Telecom; ILECs such as SBC Communications,Verizon, Qwest and Bell South who are the largest provider of local, long distance and Internet services to businesses;

        o VoIP providers such as Vonage, Covad and mPower who can deliver local and long distance services over an Internet connection.

WE ARE DEPENDENT ON OUR MANAGEMENT TEAM SUCH THAT THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

        Our success depends largely upon the continued services of our executive officers and other key personnel. We have entered into employment agreements with many of our employees. These agreements provide that the employees may discontinue their employment with us after providing us with little notice of their decision (typically one month). As a result, our employees could terminate their employment with us at any time without penalty and go to work for one of our competitors. We believe that we have offset this risk to some degree by maintaining a key person life insurance policy on Ivan Zweig, the CEO of the Company. Nonetheless, the loss of one or more of our key employees could seriously harm our business.

OUR MANAGEMENT TEAM WAS ONLY RECENTLY FORMED, AND OUR SUCCESS DEPENDS ON ITS ABILITY TO WORK TOGETHER EFFECTIVELY.

        We appointed Ivan Zweig, our Chairman and Chief Executive Officer, in January 2005. Furthermore, the majority of our senior management team has joined us as recently as within the last 12 months. Our future success depends on the integration of this management team and its ability to work together effectively. If our management team fails to work together effectively, our business could be harmed.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES WE NEED TO SUPPORT OUR PLANNED GROWTH.

        To execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, including selling and marketing, operations and technical support, customer service and administration.. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

WE MAY BECOME INVOLVED IN LITIGATION, WHICH COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

        We may become involved in litigation such as securities class actions, intellectual property, employment (unfair hiring or terminations) and/ or issues pertaining to delivering E911 services, among others. For example, we may be subject to lawsuits by parties claiming that we did not offer E911 services that are required by law at increasingly higher standards. Parties trying to call 911 from locations that we service may not be able to complete the call based on the fact that a T1 is a digital service and that emergencies such as fires, power outages, or simple equipment failure could disable the ability of a person to dial out over our local lines. Any of these parties could potentially claim that we are interfering with the lawful conduct of their business. Although we believe we have properly informed our customers, given them information on backup E911 procedures, as well as paying for backup lines to be installed, risk of litigation cannot be entirely eliminated. Litigation involves costs in defending the action and the risk of an adverse judgment. Any resulting litigation, with or without merit, could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

RISKS ASSOCIATED WITH OUR STOCK

WE INTEND TO ATTEMPT TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

        We intend to attempt to raise additional capital in the future to help fund our operations either through sales of shares of our common stock or securities convertible into shares of our common stock, through the issuances of debt, or some combination thereof. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. Pre-equity financing stockholders may experience additional dilution in net book value per share and any additional equity securities may additionally have rights, preferences and privileges senior to those of the holders of our common stock.

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

IF WE EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS OR FAIL TO MEET REVENUE AND EARNINGS EXPECTATIONS, OUR STOCK PRICE MAY FALL.

        Due to our limited operating history and the unpredictability of the telecommunications industry we may not be able to accurately forecast our future operating results. In addition, while our expenses are to a large extent fixed in the short term, we expect that these expenses will increase in the future. Should we incur more rapid increases in expenses than expected we may not be able to adjust our spending quickly enough. Factors that could cause our quarterly financial results to fluctuate include:

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

        o       changes in customer demands and needs for T1 based services; and

        As a result, we may not concurrently generate significantly increased revenues and therefore our earnings may be harmed. We believe that period-to-period comparisons of our historical operating results may not be meaningful, and you should not rely on them as an indication of future performance.

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

        Our common stock currently trades on the OTC Bulletin Board. Since our common stock trades at a price below $5.00 per share, our common stock is considered a "penny stock" and is subject to the rules and regulations of the Securities and Exchange Commission that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving our stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend our securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to the transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Cautionary Statement:

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading, "Critical Accounting Policies and Estimates" herein, or and other factors described in the Company's future filings with the Securities and Exchange Commission.


ITEM 3.         CRITICAL ACCOUNTING POLICY AND ESTIMATES

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.


ITEM 4.         CONTROLS AND PROCEDURES

        The term " disclosure controls and procedures " is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. They have concluded that, as of June 30, 2005 that our disclosures were effective to ensure that:

        1) That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions' rules and forms, and

        2) Controls and procedures are designed by the Company to ensure that information required to be disclosed by MailKey Corporation and Subsidiary in the reports it files or submits under the Act is accumulated and communicated to the issuer's management including the Chief Executive Officer and the Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2005 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.


                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        On April 19, 2005 KK Solutions, Inc., a California corporation d/b/a/ Three 18, Inc. ("KK"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contact pursuant to a dispute regarding sales commissions due to KK. KK seeks damages in the amount of $78,000, plus interest. The Company is vigorously defending against this action, which is currently in the discovery phase of the proceeding.

        On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, ("Global"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contact pursuant to a dispute regarding sales commissions due to Global. Global seeks damages in the amount of $50,000, plus interest. The Company is vigorously defending against this action, which is currently in the discovery phase of the proceeding.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On April 13, 2005 the Company issued 1,500,000 shares of its common stock to BDM Holdings, LLC, pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as payment for equity financing consulting services.

        On May 19, 2005 the Company issued 340,000 shares of its common stock to Trad Solutions pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as payment for sales commissions.

        On June 7, 2005 the Company issued 175,000 shares of its common stock to Rick Wright pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as payment for consulting services.

        On June 7, 2005 the Company issued 300,000 shares of its common stock to Blake Martensen pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as payment for consulting services.

        On June 20, 2005 the Company issued 250,000 shares of its common stock to Burton Goldi pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as payment for consulting services.

        On June 29, 2005 the Company issued 1,000,000 shares of its common stock to Heather Walther pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as bonus compensation for employment services.

        On June 29, 2005 the Company issued 1,000,000 shares of its common stock to Blake Martensen pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as payment for consulting services.


ITEM 3.         DEFAULTS ON SENIOR SECURITIES.

        None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On July 21, 2005 and August 1, 2005, the Company filed an Information Statement on Schedule 14C in preliminary form and in definitive form, respectively, disclosing that it had obtained the requisite, majority shareholder approval, in the form of shareholder consent of greater than 50% of the voting capital stock, for the Company to undertake the following actions, effective as soon as practicable following August 21, 2005:

        1. The amendment to the Company's Articles of Incorporation to change the name of the Company from Mailkey Corporation to IElement Corporation;

        2. The amendment to the Company's Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 shares to 2,000,000,000 shares;

        3. The amendment to the Company's Articles of Incorporation to authorize the creation of 200,000,000 shares of Blank Check Preferred Stock;

        4.      To approve the Restated Bylaws of the Company;

        5. To authorize the Board of Directors or their authorized agent(s) to obtain a new stock symbol on the NASD Over-the-Counter Electronic Bulletin Board.


ITEM 5.         OTHER INFORMATION.

         None.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as exhibits to this report.

                                  EXHIBIT INDEX
                                  -------------

  Exhibit No.                          Description
  -----------                          -----------

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

    3.1.4 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Schedule 14C filed on Aug 1, 2005).

    3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on February 3, 2000).

    3.2.2 Amendment to Bylaws of the Company (incorporated by reference to the Company's Schedule 14A filed on February 1, 2001).

    3.2.3 Bylaws of the Company (incorporated by reference to the Company's Schedule 14C filed on Aug 1, 2005).

    31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

    31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

    32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.




(b)     Reports on Form 8-K.

During the period ended June 30, 2005, the Company filed the following reports on Form 8-K:

----------------------- --------------------------------------------------------
DATE REPORT FILED       ITEMS REPORTED
----------------------- --------------------------------------------------------
April 5, 2005           Item 9.01, Financial Statements of I-Element, Inc. for
                        the Years Ended December 31, 2004 and December 31, 2005
----------------------- --------------------------------------------------------
April 12, 2005          Items 4.01 and 7.01
----------------------- --------------------------------------------------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAILKEY CORPORATION



Date:  August 12, 2005                  /s/  Ivan Zweig
                                        -----------------------------------
                                        Ivan Zweig
                                        Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------

  Exhibit No.                          Description
  -----------                          -----------

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

    3.1.4 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Schedule 14C filed on Aug 1, 2005).

    3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on February 3, 2000).

    3.2.2 Amendment to Bylaws of the Company (incorporated by reference to the Company's Schedule 14A filed on February 1, 2001).



    3.2.3 Bylaws of the Company (incorporated by reference to the Company's Schedule 14C filed on Aug 1, 2005).

    31.1 Certification of Chief Executive Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

    31.2 Certification of Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

    32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.