Form 10QSB
period 2005-09-30
IElement CORP
filed 2005-11-16
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2005
                                               ------------------

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No. 000-29331

                              IELEMENT CORPORATION
    -------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Nevada                                76-0270295
    ----------------------------------      ----------------------------------
     (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                 Identification No.)


                                17194 Preston Rd.
                                Suite 102 PMB 341
                                Dallas, TX 75248
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 1-214-254-3440
         --------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  [ ]   No  [X]

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

N.A.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 96,477,065 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on NOVEMBER 14, 2005.

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

        These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to fund future growth and implement our business strategy; our ability to integrate the operations of any businesses we may acquire; our ability to attract and retain customers; customer acceptance and satisfaction with our telecommunications solutions; our success in undertaking anticipated product enhancements and releases; our ability to attract and qualified personnel; potential legal claims against us, including, but not limited to, intellectual property infringement claims; our ability to protect our intellectual property; variation in forecasts of the evolving telecommunications solutions industry; rapid technological changes in the industry; competition in our industry and markets; general economic and business conditions, either nationally or internationally or in the regions in which we are doing business; the condition of the securities and capital markets; legislative or regulatory changes that affect our business, related or supplemental industries and our ability to ability to comply with regulatory bodies; and statements of assumption underlying any of the foregoing, as well as any other factors set forth in our 2005 Annual Report on Form 10-KSB, in our consolidated financial statements contained in this report and the notes thereto, or under the caption "Plan of Operation" under Item 2 of this report.

        All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as otherwise required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise subsequent to the date of this filing.

        Unless otherwise indicated or the context otherwise requires, all references to "IElement," the "Company," "we," "us" or "our" and similar terms refer to IElement Corporation and its subsidiaries.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004




                                TABLE OF CONTENTS
                                -----------------




Condensed Consolidated Financial Statements:
                                                                        PAGE(S)
                                                                        -------

Condensed Consolidated Balance Sheet as of September 30, 2005              1

Condensed Consolidated Statements of Operations for
   the Three Months Ended September 30, 2005 and 2004 and
   the Six Months Ended September 30, 2005 and 2004                        2

Condensed Consolidated Statements of Cash Flow for
   the Six Months Ended September 30, 2005 and 2004                        3-4

Notes to Condensed Consolidated Financial Statements                      5-18


                               IELEMENT CORPORATION AND SUBSIDIARY
                             (FORMERLY KNOWN AS MAILKEY CORPORATION)
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 2005


                                             ASSETS
                                             ------
                                                                                 September 30,
                                                                                     2005
                                                                                  (UNAUDITED)
                                                                                  -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $      69,978
  Accounts receivable, net                                                             604,653
  Other current assets                                                                   2,970
                                                                                ---------------

          TOTAL CURRENT ASSETS                                                         677,601
                                                                                ---------------

  Fixed assets, net of depreciation                                                    774,303
                                                                                ---------------

OTHER ASSETS:
  Goodwill                                                                           2,079,665
  Deposits                                                                              52,447
                                                                                ---------------

          TOTAL OTHER ASSETS                                                         2,132,112
                                                                                ---------------

TOTAL ASSETS                                                                     $   3,584,016
                                                                                ===============


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                         ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $   1,111,618
  Customer deposits                                                                    151,387
  Receivable financing payable                                                         420,087
  Commissions payable                                                                  157,175
  Liability for stock to be issued                                                     649,750
  Deferred revenue                                                                     737,326
  Current portion - notes payable                                                      299,657
                                                                                ---------------

          TOTAL CURRENT LIABILITIES                                                  3,527,000
                                                                                ---------------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion                                                357,513
                                                                                ---------------

          TOTAL LONG-TERM LIABILITIES                                                  357,513
                                                                                ---------------

      TOTAL LIABILITIES                                                              3,884,513
                                                                                ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
    96,477,065 shares issued and outstanding                                            96,477
  Preferred stock, $.001 par value, 200,000,000 shares authorized;
    zero shares issued and outstanding                                                       -
  Additional paid-in capital                                                         1,133,355
  Unearned compensation expense                                                        (13,000)
  Accumulated deficit                                                               (1,517,329)
                                                                                ---------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (300,497)
                                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $   3,584,016
                                                                                ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                            IELEMENT CORPORATION AND SUBSIDIARY
                                          (FORMERLY KNOWN AS MAILKEY CORPORATION)
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                                      THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 ------------------                 ----------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                               2005             2004             2005             2004
                                                            (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                          ---------------  ---------------  ---------------  ---------------
OPERATING REVENUE                                          $   1,151,749    $   1,504,256    $   2,367,228    $   3,009,197

COST OF SALES                                                    712,776          815,491        1,452,390        1,649,490
                                                          ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                                     438,973          688,765          914,838        1,359,707
                                                          ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES
   General and administrative                                    595,142          571,953        1,018,496        1,081,320
   Selling expenses                                              136,209          162,370          232,537          299,212
   Depreciation & amortization                                    69,387           67,254          138,052          132,427
   Interest expense                                                   26           39,290            4,951           69,555
   Receivable factoring fees                                      27,852           32,095           56,826           65,250
                                                          ---------------  ---------------  ---------------  ---------------

       TOTAL OPERATING EXPENSES                                  828,616          872,962        1,450,862        1,647,764
                                                          ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE OTHER (EXPENSE)                            (389,643)        (184,197)        (536,024)        (288,057)
                                                          ---------------  ---------------  ---------------  ---------------

OTHER (EXPENSE)
   Loss on sale of investments                                         -                -                -          (38,511)
                                                          ---------------  ---------------  ---------------  ---------------

       TOTAL OTHER EXPENSES                                            -                -                -          (38,511)
                                                          ---------------  ---------------  ---------------  ---------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                      (389,643)        (184,197)        (536,024)        (326,568)

PROVISION FOR INCOME TAXES                                             -                -                -                -
                                                          ---------------  ---------------  ---------------  ---------------

NET LOSS APPLICABLE TO COMMON SHARES                       $    (389,643)   $    (184,197)   $    (536,024)   $    (326,568)
                                                          ===============  ===============  ===============  ===============

NET LOSS PER BASIC AND DILUTED SHARES                      $       (0.00)   $       (0.04)   $       (0.01)   $           -
                                                          ===============  ===============  ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                        95,996,101        4,319,392       93,983,032        4,249,508
                                                          ===============  ===============  ===============  ===============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  IELEMENT CORPORATION AND SUBSIDIARY
                                (FORMERLY KNOWN AS MAILKEY CORPORATION)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                             SIX MONTHS ENDED
                                                                             ----------------
                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                           2005              2004
                                                                        (UNAUDITED)      (UNAUDITED)
                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                          $    (536,024)   $    (326,568)
                                                                       -------------    -------------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                           138,052          132,427
     Stock issued for services                                                54,047                -

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                                       (84,009)          (6,613)
     (Increase) in other current assets                                       (1,190)          (2,767)
     (Increase) decrease in deposits                                           6,546          (14,985)
     Increase in accounts payable and accrued expenses                       225,204          280,165
     Increase in accrued interest                                              4,872           69,476
     (Decrease) in customer deposits                                         (12,725)          (6,843)
     (Decrease) in receivable financing payable                              (63,027)         (17,968)
     Increase (decrease) in commissions payable                              (18,961)          27,602
     (Decrease) in deferred revenue                                          (77,710)        (197,183)
                                                                       -------------    -------------

     Total adjustments                                                       171,099          263,311
                                                                       -------------    -------------

     NET CASH (USED IN) OPERATING ACTIVITIES                                (364,925)         (63,257)
                                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                             (23,304)         (60,409)
     Write off of fixed assets                                                     -            3,190
                                                                       -------------    -------------

      NET CASH (USED IN) INVESTING ACTIVITIES                                (23,304)         (57,219)
                                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of notes payable                                          $     (41,364)   $     (84,166)
    Proceeds from notes payable                                                    -          122,004
    Common stock issued for cash                                                   -          119,300
    Cash received for common stock to be issued                              159,250                -
    Proceeds in exercise of stock options                                          -               75
                                                                       -------------    -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   117,886          157,213
                                                                       -------------    -------------


    The accompanying notes are an integral part of these condensed consolidated financial statements

                                                   3


                                  IELEMENT CORPORATION AND SUBSIDIARY
                                (FORMERLY KNOWN AS MAILKEY CORPORATION)
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                            THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                             SIX MONTHS ENDED
                                                                             ----------------
                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                           2005              2004
                                                                        (UNAUDITED)      (UNAUDITED)
                                                                       -------------    -------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                    (270,343)          36,737

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                      340,321           29,267
                                                                       -------------    -------------
CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                                      $      69,978    $      66,004
                                                                       =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE QUARTER FOR:
    Interest expense                                                   $         114    $      13,356
                                                                       =============    =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

    Accounts payable converted to equity                               $      85,194    $           -
                                                                       =============    =============

    Accounts payable converted to debt                                 $     177,884    $      59,000
                                                                       =============    =============

    Accounts payable converted to liability for stock to be issued     $     251,500    $           -
                                                                       =============    =============

    Notes payable converted to liability for stock to be issued        $     239,000    $     248,000
                                                                       =============    =============

    Stock issued for services                                          $      54,047    $           -
                                                                       =============    =============






    The accompanying notes are an integral part of these condensed consolidated financial statements

                                                   4

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The unaudited interim condensed consolidated financial statements included herein have been prepared by IElement Corporation and Subsidiary (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

         The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

         IElement Corporation (the "Company" or "IElement") was established as a messaging security and management company. On March 25, 2004, pursuant to an Agreement and Plan of Merger, Global Diversified Acquisition Corp. ("GDAC"), acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effected by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding MailKey Corporation stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

         The Company's Chairman and Chief Executive Officer resigned in September 2004 and the Company's Chief Financial Officer and member of the Board resigned in November 2004. Both positions have been filled by the Company's founder and deputy chairman.

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

         Effective January 24, 2005, Mr. Zweig was also appointed to the Board of Directors of MailKey.

         Ivan Zweig has served as the Chief Executive Officer of I-Element since March 2003. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. ICCC provides I-Element with resold telecom services and I-Element pays ICCC approximately $100,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division.

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         The Company received consent to amend the Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 shares to 2,000,000,000 shares, and consented to the authorization of 200,000,000 shares of Blank Check Preferred Stock. There are no current plans to designate any Blank Check Preferred Stock.

         On August 1, 2005, the Company filed an Information Statement in definitive form on schedule 14C with the SEC to change its name from MailKey Corporation to IElement Corporation. Concurrent with this name change, the Company received a new stock trading symbol (IELM.OB) on the NASD Over-the-Counter Electronic Bulletin Board.

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

         DEFERRED REVENUE

         Deferred revenue consists of customers billed in advance of revenue being earned.

         PROVISION FOR BAD DEBT

         Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $9,691 has been recorded at September 30, 2005.

         Bad debt expense for the three months ended September 30, 2005 and 2004 was $28,523 and $2,628, respectively and for the six months ending September 30, 2005 and 2004 was $47,232 and $19,629, respectively.

         ADVERTISING COSTS

         The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the three months ended September 30, 2005 and 2004 were $2,924 and $2,239, respectively and for the six months ending September 30, 2005 and 2004 was $2,924 and $11,032, respectively.

         INCOME TAXES

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended September 30, 2005 and 2004, respectively and for the six months ended September 30, 2005 and 2004, respectively.

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

         STOCK-BASED COMPENSATION

         Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

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

         Net stock-based compensation for the three months ended September 30, 2005 and 2004 was $0 and $0, respectively and for the six months ended September 30, 2005 and 2004 was $54,047 and $0, respectively.

         On September 8, 2005, the Company issued 325,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 3 years.

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

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

NOTE 3 - FIXED ASSETS

         Property and equipment as of September 30, 2005 was as follows:

                Property and equipment                $1,396,572
                Less accumulated depreciation            622,269
                                                      ----------
                Net book value                        $  774,303
                                                      ==========

         There was $69,387 and $67,254 charged to operations for depreciation expense for the three months ended September 30, 2005 and 2004, respectively and $138,052 and $132,427 charged to operations for depreciation expense for the six months ended September 30, 2005 and 2004, respectively.

NOTE 4 - LIABILITY FOR STOCK TO BE ISSUED

         The Company has signed agreements with vendors and former directors to convert $251,500 of accounts payable and $239,000 of notes payable into equity. As of September 30, 2005, the shares have not been issued.

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 4 - LIABILITY FOR STOCK TO BE ISSUED - (CONTINUED)

         In August 2005, the Company has entered into an agreement with Vista Capital, S.A. ("Vista") whereby Vista will raise capital through the sale of Company stock and warrants. The Company seeks to raise $560,000 from the sale of 32 units - each containing 500,000 shares of common stock at $0.035 and warrants to purchase an additional 250,000 shares of common stock at $0.10. The warrants can called by the Company after the Company's closing share price is equal to or exceeds $0.12 for ten consecutive trading days. Each unit is offered at $17,500. As of September 30, 2005, the Company had received cash totaling $159,250 from the sale of these Units. The Company expects to complete the capital raising in the next quarter. Once completed, the Company will register all the shares and issue the common stock.

NOTE 5 - NOTES PAYABLE

         The Company has several notes payable at September 30, 2005. Proceeds from the notes were utilized to finance the general working capital requirements of the Company, purchase equipment and pay certain liabilities assumed by the Company in the purchase of the principal assets of Integrated Communications Consultants Corporation in March of 2003. Prior to the effective merger of I-Element with MailKey, certain of the notes were converted into shares of common stock. Several notes have been partially converted into equity with the remaining balances restated at zero percent interest. All outstanding notes at September 30, 2005 have zero percent interest rate. Accrued interest on the notes was $0 at September 30, 2005.

         The notes payable balances at September 30, 2005 were as follows:

                Total notes payable                         $657,170
                Less current maturities                      299,657
                                                            --------
                Long term notes payable                     $357,513
                                                            ========

         The amount principal maturities of the notes payable for the next 4 years ending September 30, and in the aggregate is as follows:

                                2006            $299,657
                                2007             186,684
                                2008             165,743
                                2009               5,086
                                                --------
                                                $657,170

         $31,186 of the payments on notes due in August and September 2005 were not made as of September 30, 2005.

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 6 - OPERATING LEASES

         The Company leases office space on a month-to-month basis. The monthly payment under the current lease is $3,284. The Company also leased additional office space in Texas and California. The Company ceased leasing this additional space during the year ended December 31, 2004.

         Rental payments charged to expense for the three months ended September 30, 2005 and 2004 was $10,468 and $22,709, respectively and for the six months ended September 30, 2005 and 2004 was $22,168 and $45,347, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

         COMMON STOCK

         As of September 30, 2005, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001, and 96,477,065 shares issued and outstanding. The company also has 200,000,000 shares of Blank Check Preferred Stock authorized. There are no current plans to designate any Blank Check Preferred Stock.

         The following details the stock transactions for the six months ended September 30, 2005:

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

         COMMON STOCK (CONTINUED)

         The Company issued 250,000 shares of common stock valued at $5,500 to a consultant for services received.

         The Company issued 1,000,000 shares of common stock valued at $40,000 to an employee as a bonus.

         The Company issued 1,000,000 shares of common stock valued at $40,000 to a consultant for services received.

         The Company issued 1,626,530 shares of common stock valued at $73,194 to a sales agent as payment on the outstanding balance owed and as payment for current services.

NOTE 8 - PROVISION FOR INCOME TAXES

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

         At September 30, 2005, deferred tax assets consist of the following:

         Net deferred tax assets           $455,199
         Less:  valuation allowance        (455,199)
                                           --------
                                           $    -0-

         At September 30, 2005, the Company had deficits accumulated in the approximate amount of $1,517,329, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                       IELEMENT CORPORATION AND SUBSIDIARY
                     (FORMERLY KNOWN AS MAILKEY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
                THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 9 - GOING CONCERN

         As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the three months ended September 30, 2005 and 2004 and for the six months ended September 30, 2005 and 2004. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

         The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating cash flow positive company.

         The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 10 - CONTINGENCIES

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

        In the first quarter 2005 the Company was unable to continue funding the development of its messaging security solutions and the rights to development and commercialization of the messaging security solutions were transferred to Tehshi Inc., in return for 20% of the common stock (2,640,000 shares of common stock) of Tehshi, Inc., issued to the Company, and for the cancellation of $76,107 in total debt that the Company owed to the development team of the messaging security solutions, Charles Ashley and Isaac de la Pena, who hold a combined 80% of the common stock of Tehshi, Inc.

        In the first quarter 2005, the Company sold its insolvent British Virgin Islands subsidiary, MK Secure Solutions Limited, for $1 to a UK based accounting firm, SS Khehar & Company. SS Khehar & Company have agreed to deal with the winding up of the former subsidiary, for a fee of $1,800.

        On July 21, 2005 and August 1, 2005, the Company filed an Information Statement on Schedule 14C in preliminary form and in definitive form, respectively, disclosing that, among other items, it had obtained the requisite shareholder approval to change the Company's name to IElement Corporation. As of August 21, 2005, Mailkey Corporation formally changed its name to IElement Corporation ("IElement"). Subsequently, IElement has undertaken steps to inform present itself as IElement to its customer base and target market and will continue to take steps to notify, inform and/or promote the name of IElement. We now aim to grow the business of IElement and establish it as a leading regional added-value carrier.

        IElement's focus is to become the leading regional Communication Service Provider (CSP) from California to Florida. IElement's added value, managed service strategy includes the potential development of additional subscription model services such as Managed Microsoft Exchange(tm), prepaid and postpaid cellular services, email and network security, residential/ business based wireless, and Managed Blackberry(tm) services. The development of these services would allow IElement to offer Small and Medium-sized Enterprises ("SMEs") the access to large enterprise type applications with little or no software purchase, hardware investment, upgrade concerns, or full-time administration of these services. These sell-through services should increase the Average Revenue Per Customer ("ARPC"), as well as help improve customer retention.

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

        RESULTS OF OPERATIONS

        The revenue for the three months ended September 30, 2005 has decreased $352,507 from the same period ended September 30, 2004 for two reasons. First, the Company has cut back on its sales force in anticipation of redirecting it to another market which has allowed the customer base to decrease as customer contracts expire. Secondly, the prior year income statement had $128,334 and $256,667 of non-recurring consulting revenue for the three and six month periods ended September 30, 2004, respectively. Comparable revenue for telecommunication services would be $1,151,749 and $1,375,922 for the three months ended September 30, 2005 and 2004 respectively and $2,367,228 and $2,752,530 for the six months ended September 30, 2005 and 2004 respectively.

        The general and administrative expenses for the three months ended September 30, 2005 have increased $23,189 over the same period ended September 30, 2004. Most of the expenses have decreased with the exception of the one time addition of $141,823 of consulting expense incurred when a settlement was reached with a consultant who provided services for the Mailkey/iElement merger. The consultant agreed to accept 2,500,000 shares of common stock valued at $100,000 and a note payable for $41,823. When this one time item is excluded, the recurring general and administrative expenses decreased $118,634 for the three months ended September 30, 2005 when compared the same period ended September 30, 2004.

        Selling expenses have decreased $24,161 for the three months ended September 30, 2005 due to a decrease in sales headcount, as described above, from the same period ended September 30, 2004.

        Interest expense for the three months ended September 30, 2005 has decreased $39,264 from the same period ended September 30, 2004 reflecting that notes payable have been re-negotiated with zero percent interest.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of September 30, 2005 we had a cash balance of $69,978.

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

        We believe that our current cash resources will not be sufficient to sustain our current operations for the next twelve (12) months. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that it will be essential to secure additional working capital and we intend to pursue additional cash resources through sales of debt or equity securities in order to execute our business plan. While we believe that Company will be successful in obtaining additional funds, the Company currently has not finalized plans for additional financing and there can be no assurance that additional financing will be available to the Company if required. Additionally, in the event that the Company's plans change, that its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to either seek further additional financing or curtail its activities.

OFF-BALANCE SHEET ARRANGEMENTS

        As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

RECENT DEVELOPMENTS

        On January 19, 2005 we completed the acquisition of iElement Inc. ("iElement"). iElement is now a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, the Company authorized the issuance of an aggregate of approximately 47,850,000 shares of its common stock, $.001 par vale per share, to the former shareholders of iElement in exchange for all of the issued and outstanding shares of capital stock of iElement. A majority of iElement shareholders as of the record date of December 30, 2004, consented to the transaction as approved by the board of directors of iElement.

        The exchange ratio setting forth the number of shares of Company common stock issued for each issued and outstanding share of capital stock of iElement was 3.52 shares of Company common stock for each issued and outstanding share of capital stock of iElement.

        On January 24, 2005 we appointed Mr. Zweig, the founder and Chief Executive Officer of iElement, to the board of the Company, replacing Mr. Dean-Smith as Chairman and Chief Executive Officer.

        On August 1, 2005 the Company filed an Information Statement on Schedule 14C in definitive form disclosing that, among other items, it had obtained the requisite shareholder approval to change the Company's name to IElement Corporation. As of August 21, 2005, Mailkey Corporation formally changed its name to IElement Corporation ("IElement").

        On August 3, 2005 the Company accepted the resignations of Tim Dean-Smith and Susan Walton from their positions on the Board of Directors. Tim Dean-Smith also resigned from his position as Chief Financial Officer of the Company. The resignations of Mr. Dean-Smith and Ms. Walton are consistent with the expectations of the parties pursuant to the consummation of the merger between iElement, Inc. and Mailkey Corporation (the merged entity currently known as IElement Corporation) on January 19, 2005.

        The Company has begun searching for individuals to fill the vacant positions on the Board and who will serve until the next elections are held for these positions. Additionally, Ivan Zweig, the current Chairman of the Board and Chief Executive Officer of the Company, has accepted the Company's appointment as the Chief Financial Officer of the Company, until a new Chief Financial Officer is appointed.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Generally: The Voice over Internet Protocol (VoIP) and internet based communications solutions industry is highly competitive and requires constant investment in research and development in order to keep pace with technology and competitors' products. The success of the Company depends upon its ability to enter markets and establish a base level of customers sufficient to cover costs of opening and maintaining a market while seeking to expand both the customer base and products base. If the Company is unable to compete effectively or to obtain additional financing to fund future research and development and deployment expenditures, it would have a materially adverse effect on the company's business operations and would negatively affect the Company's ability to effectively market and develop existing and future products. The Company has been building its business through revenues generated from operations, supplemented by the sale of its common stock. The ability of the Company to continue its growth and to effectively market and develop existing and future products is dependent Company's ability to raise additional funds through external financing either through the issuance of additional stock or the incurrence of debt, or a combination thereof.

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

        Many of our competitors are larger and have more resources than we do. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, larger research and development budgets and marketing budgets as well as substantially greater financial, technical and other resources. In addition, many of our current and potential competitors have access to larger customer bases and have more extensive marketing and distribution arrangements with resellers, distributors and OEMs than we do. As a result, our competitors may be able to respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if we develop products that are more effective than the products that our competitors offer, potential customers might accept competitors' products in lieu of purchasing our products or services.

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

        To execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operations areas, including selling and marketing, operations and technical support, customer service and administration. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

        In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may adversely effect the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

IF WE EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS OR FAIL TO MEET REVENUE AND EARNINGS EXPECTATIONS, OUR STOCK PRICE MAY FALL.

        Due to our limited operating history and the unpredictability of the telecommunications industry we may not be able to accurately forecast our future operating results. In addition, while our expenses are to a large extent fixed in the short term, we expect that these expenses will increase in the future. Should we incur more rapid increases in expenses than expected we may not be able to adjust our spending quickly enough. Factors that could cause our quarterly financial results to fluctuate include:

        o significant increases in expenses dedicated to drive the growth of our Company, which may not yield corresponding increases in revenue;

        o       changes in customer demands and needs for T1 based services;

        o the introduction of competitive services and competitive pricing of these services;

        o       reduced demand for our T1 based services;

        o the effectiveness of future legislation in further increasing the cost of leasing lines from the ILEC or decreasing the ability to buy wholesale services from the ILEC;

        As a result, we may not concurrently generate significantly increased revenues and therefore our earnings may be harmed. You should not rely on period-to-period comparisons of our historical operating results as an indication of future performance, stability or volatility.

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

ITEM 3.         CONTROLS AND PROCEDURES

        The term "disclosure controls and procedures" is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. They have concluded that, as of September 30, 2005 that our disclosures were effective to ensure that:

        1) That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions' rules and forms, and

        2) Controls and procedures are designed by the Company to ensure that information required to be disclosed by IElement Corporation and its subsidiary, iElement Inc., in the reports it files or submits under the Act is accumulated and communicated to the issuer's management including the Chief Executive Officer and the Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of September 30, 2005 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.


                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        None.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        On July 28, 2005 the Company issued 1,596,311 shares of its common stock at a price of $.045 per share to Quality Sound Communications, Inc. ("QSC"), pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as payment against an Accounts Payable balance $71,834 in arising from sales commissions owed to QSC.

        On August 8, 2005 the Company issued 30,219 shares of its common stock at a price of $.045 per share to QSC pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933 as payment against an Accounts Payable balance $1,360 in arising from sales commissions owed to QSC.

        On September 8, 2005 the Company issued options for the right to purchase 325,000 shares of its common stock to employees of the Company, pursuant to Regulation D, Rule 506 and 4(2) of the Securities Act of 1933, as compensation. The options have an exercise price of $.01 and vest regularly over a period of three years.

ITEM 3.         DEFAULTS ON SENIOR SECURITIES.

        None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

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

   3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10-SB 12G/A filed on February 3, 2000).

   3.2.2 Amendment to Bylaws of the Company (incorporated by reference to the Company's Schedule 14A filed on February 1, 2001).

   3.2.3 Amendment to Bylaws of the Company (incorporated by reference to the Company's Schedule 14C filed on Aug 1, 2005).

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

(b)     Reports on Form 8-K.

During the period ended September 30, 2005, the Company filed the following reports on Form 8-K:

---------------------------- ---------------------------------------------------
 DATE REPORT FILED            ITEMS REPORTED
---------------------------- ---------------------------------------------------
 August 8, 2005               Item 5.02, Departure of Directors or Principal
                              Officers; Election of Directors; Appointment of
                              Principal Officers
---------------------------- ---------------------------------------------------












                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                IELEMENT CORPORATION


DATE:  NOVEMBER 14, 2005                        /s/ IVAN ZWEIG
                                                --------------------------------
                                                Ivan Zweig
                                                Chief Executive Officer