Form 10QSB
period 2005-12-31
IElement CORP
filed 2006-01-20
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark One)

[X]             Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended: December 31, 2005
                                                -----------------

[ ]            Transition report under Section 13 or 15(d) of the
                              Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission File No. 000-29331

                              IELEMENT CORPORATION
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

N.A.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 96,477,065 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on JANUARY 17, 2006.

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

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS


                       IELEMENT CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                       IELEMENT CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004




                                TABLE OF CONTENTS
                                -----------------




Condensed Consolidated Financial Statements:
                                                                       PAGE(S)
                                                                       -------

Condensed Consolidated Balance Sheet as of December 31, 2005              1

Condensed Consolidated Statements of Operations for
   the Three Months Ended December 31, 2005 and 2004 and
   the Nine Months Ended December 31, 2005 and 2004                       2

Condensed Consolidated Statements of Cash Flow for
   the Nine Months Ended December 31, 2005 and 2004                      3-4

Notes to Condensed Consolidated Financial Statements                     5-19

                                IELEMENT CORPORATION AND SUBSIDIARY
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                         DECEMBER 31, 2005

                                               ASSETS

                                                                                     DECEMBER 31,
                                                                                         2005
                                                                                      (UNAUDITED)
                                                                                     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  1,205,129
  Accounts receivable, net                                                                474,647
  Other current assets                                                                      1,159
                                                                                     ------------

          TOTAL CURRENT ASSETS                                                          1,680,935
                                                                                     ------------

  Fixed assets, net of depreciation                                                       733,433
                                                                                     ------------

OTHER ASSETS:
  Goodwill                                                                              2,079,665
  Deposits                                                                                 56,821
                                                                                     ------------

          TOTAL OTHER ASSETS                                                            2,136,486
                                                                                     ------------

TOTAL ASSETS                                                                         $  4,550,854
                                                                                     ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                              $  1,076,982
  Customer deposits                                                                       139,121
  Receivable financing payable                                                            405,338
  Commissions payable                                                                     167,225
  Liability for stock to be issued                                                      2,297,875
  Deferred revenue                                                                        712,998
  Current portion - notes payable                                                         336,257
                                                                                     ------------

          TOTAL CURRENT LIABILITIES                                                     5,135,796
                                                                                     ------------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion                                                   315,928
                                                                                     ------------

          TOTAL LONG-TERM LIABILITIES                                                     315,928
                                                                                     ------------

      TOTAL LIABILITIES                                                                 5,451,724
                                                                                     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
    96,477,065 shares issued and outstanding                                               96,477
  Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
    Zero shares issued and outstanding                                                          -
  Additional paid-in capital                                                              895,444
  Stock subscription receivable                                                           (35,000)
  Unearned compensation expense                                                           (12,200)
  Accumulated deficit                                                                  (1,845,591)
                                                                                     ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (900,870)
                                                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $  4,550,854
                                                                                     ============


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 1

                                       IELEMENT CORPORATION AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                                 THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   ------------------                   -----------------
                                              DECEMBER 31,     DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                                 2005              2004              2005             2004
                                              (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                             --------------   --------------     --------------   --------------
OPERATING REVENUE                             $  1,119,772     $  1,415,148       $  3,487,000     $  4,424,345

COST OF SALES                                      689,185          573,732          2,141,575        2,223,222
                                             --------------   --------------     --------------   --------------

GROSS PROFIT                                       430,587          841,416          1,345,425        2,201,123
                                             --------------   --------------     --------------   --------------
OPERATING EXPENSES
   General and administrative                      580,397          494,132          1,598,893        1,575,452
   Selling expenses                                 82,307          111,148            314,844          410,360
   Depreciation & amortization                      69,934           67,976            207,986          200,403
   Interest expense                                      -           37,667              4,951          107,222
   Receivable factoring fees                        26,211           30,686             83,037           95,936
                                             --------------   --------------     --------------   --------------

       TOTAL OPERATING EXPENSES                    758,849          741,609          2,209,711        2,389,373
                                             --------------   --------------     --------------   --------------

INCOME (LOSS) BEFORE OTHER (EXPENSE)              (328,262)          99,807           (864,286)        (188,250)
                                             --------------   --------------     --------------   --------------

OTHER (EXPENSE)
   Loss on sale of investments                           -                -                  -          (38,511)
                                             --------------   --------------     --------------   --------------

       TOTAL OTHER EXPENSES                              -                -                  -          (38,511)
                                             --------------   --------------     --------------   --------------
NET INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES                              (328,262)          99,807           (864,286)        (226,761)

PROVISION FOR INCOME TAXES                               -                -                  -                -
                                             --------------   --------------     --------------   --------------
NET INCOME (LOSS) APPLICABLE TO
    COMMON SHARES                             $   (328,262)    $     99,807       $   (864,286)    $   (226,761)
                                             ==============   ==============     ==============   ==============

NET INCOME (LOSS) PER BASIC AND
    AND DILUTED SHARES                        $      (0.00)    $       0.02       $      (0.01)    $      (0.05)
                                             ==============   ==============     ==============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                          96,477,065        4,319,392         94,817,400        4,272,887
                                             ==============   ==============     ==============   ==============



        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                        2


                                  IELEMENT CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                           THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                         DECEMBER 31,    DECEMBER 31,
                                                                            2005            2004
                                                                         (UNAUDITED)     (UNAUDITED)
                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                            $ (864,286)     $ (226,761)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                          207,986         200,403
     Stock issued for services                                               33,498               -
     Stock to be issued for services                                        236,750               -
     Gain on sale of equipment                                                    -            (894)
     Fixed asset write off                                                        -           3,190

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                              45,997         (79,412)
     (Increase) decrease in other current assets                                621          (1,606)
     (Increase) decrease in deposits                                          2,172         (14,985)
     Increase in accounts payable and accrued expenses                      190,568         109,368
     Increase in accrued interest                                             4,872         107,069
     (Decrease) in customer deposits                                        (24,991)        (20,191)
     Increase (decrease) in receivable financing payable                    (77,776)        189,597
     Increase (decrease) in commissions payable                              (8,911)         55,208
     (Decrease) in deferred revenue                                        (102,038)       (356,290)
                                                                        -------------   -------------

     Total adjustments                                                      508,748         191,457
                                                                        -------------   -------------

     NET CASH (USED IN) OPERATING ACTIVITIES                               (355,538)        (35,304)
                                                                        -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                            (52,368)        (69,632)
     Proceeds from sale of fixed assets                                           -           3,453
                                                                        -------------   -------------

      NET CASH (USED IN) INVESTING ACTIVITIES                               (52,368)        (66,179)
                                                                        -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments of notes payable                                             $ (46,349)     $ (134,429)
    Proceeds from notes payable                                                   -         235,021
    Common stock issued for cash                                                  -         119,300
    Cash received for common stock to be issued                           1,535,625               -
    Fund raising fees charged to paid in capital                           (216,562)              -
    Proceeds in exercise of stock options                                         -              75
                                                                        -------------   -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,272,714         219,967
                                                                        -------------   -------------


   The accompanying notes are an integral part of these condensed consolidated financial statements

                                                   3


                                  IELEMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                           THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                                             NINE MONTHS ENDED
                                                                             -----------------
                                                                         DECEMBER 31,    DECEMBER 31,
                                                                            2005            2004
                                                                         (UNAUDITED)     (UNAUDITED)
                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                            $  (864,286)    $  (226,761)

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                         864,808         118,484

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                      340,321          29,267
                                                                        -------------   -------------

CASH AND CASH EQUIVALENTS -
    END OF PERIOD                                                        $ 1,205,129     $   147,751
                                                                        =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                     $       114     $    26,631
                                                                        =============   =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

    Accounts payable converted to equity                                 $    85,194     $         -
                                                                        =============   =============

    Accounts payable converted to debt                                   $   177,884     $    59,000
                                                                        =============   =============

    Accounts payable converted to liability for stock to be issued       $   251,500     $         -
                                                                        =============   =============

    Notes payable converted to equity                                    $         -     $   248,000
                                                                        =============   =============

    Notes payable converted to liability for stock to be issued          $   239,000     $         -
                                                                        =============   =============

    Stock issued for services                                            $    33,498     $         -
                                                                        =============   =============

    Stock to be issued for services                                      $   236,750     $         -
                                                                        =============   =============

    Fixed asset write off                                                $         -     $  3,190.00
                                                                        =============   =============


   The accompanying notes are an integral part of these condensed consolidated financial statements

                                                   4

                      IELEMENT CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                Upon the consummation of the acquisition, I-Element has issued outstanding promissory notes to, among others, Kramerica in the aggregate amount of $120,000 (the "Notes"). I-Element has also issued promissory notes to members of Mr. Zweig's immediate family. The promissory notes are payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and will continue to be secured by substantially all of the assets of I-Element.

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  (CONTINUED)

                DEFERRED REVENUE

                Deferred revenue consists of customers billed in advance of revenue being earned.

                PROVISION FOR BAD DEBT

                Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $12,165 has been recorded at September 30, 2005.

                Bad debt expense for the three months ended December 31, 2005 and 2004 was $20,711 and $26,243, respectively and for the nine months ending December 31, 2005 and 2004 was $67,943 and $45,872, respectively.

                ADVERTISING COSTS

                The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses, included in the statements of operations for the three months ended December 31, 2005 and 2004 were $2,445 and $4,308, respectively and for the nine months ending December 31, 2005 and 2004 was $6,034 and $15,340, respectively.

                INCOME TAXES

                The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended December 31, 2005 and 2004, respectively and for the nine months ended December 31, 2005 and 2004, respectively.

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

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                Employee net stock-based compensation for the three months ended December 31, 2005 and 2004 was $17,497 and $0, respectively and for the nine months ended December 31, 2005 and 2004 was $54,497 and $0, respectively.

                On September 8, 2005, the Company issued 325,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 3 years.

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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


NOTE 3 -        FIXED ASSETS

                Property and equipment as of December 31, 2005 was as follows:

                        Property and equipment                $1,425,637
                        Less accumulated depreciation            692,204
                                                              ----------
                        Net book value                        $  733,433
                                                              ==========

                There was $69,934 and $67,976 charged to operations for depreciation expense for the three months ended December 31, 2005 and 2004, respectively and $207,986 and $200,403 charged to operations for depreciation expense for the nine months ended December 31, 2005 and 2004, respectively.


NOTE 4 -        LIABILITY FOR STOCK TO BE ISSUED

                The Company has signed agreements with vendors and former directors to convert $251,500 of accounts payable and $239,000 of notes payable into equity. During the three months ended December 31, 2005, the Company also agreed to issue stock for $236,750 of services received. As of December 31, 2005, the shares have not been issued.

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


NOTE 4 -        LIABILITY FOR STOCK TO BE ISSUED - (CONTINUED)

                In August 2005, the Company has entered into an agreement with Vista Capital, S.A. ("Vista") whereby Vista raised capital through the sale of units of Company stock and warrants. Each unit contains 500,000 shares of common stock at $0.035 and warrants to purchase an additional 250,000 shares of common stock at $0.10. The warrants can be called by the Company after the Company's closing share price is equal to or exceeds $0.12 for ten consecutive trading days. Each unit was sold for $17,500. As of December 31, 2005, the Company had sold 87.75 units for cash totaling $1,535,625 plus accepted the services for 0.50 units totaling $8,750 and had 2 units outstanding on stock subscriptions receivable totaling $35,000. The Company closed the private placement offering on December 30, 2005 raising $1,579,375. As part of the offering, the company paid 10% of the funds raised to Vista for fund raising fees.

                The Company is currently working to register and issue all 59,469,286 of the shares of common stock.


NOTE 5 -        NOTES PAYABLE

                The Company has several notes payable at December 31, 2005. Proceeds from the notes were utilized to finance the general working capital requirements of the Company, purchase equipment and pay certain liabilities assumed by the Company in the purchase of the principal assets of Integrated Communications Consultants Corporation in March of 2003. Prior to the effective merger of I-Element with MailKey, certain of the notes were converted into shares of common stock. Several notes have been partially converted into equity with the remaining balances restated at zero percent interest. All outstanding notes at December 31, 2005 have zero percent interest rate. Accrued interest on the notes was $0 at December 31, 2005.

                The notes payable balances at December 31, 2005 were as follows:

                        Total notes payable                       $ 652,185
                        Less current maturities                     336,257
                                                                  ---------
                        Long term notes payable                   $ 315,928
                                                                  =========

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


NOTE 5 -        NOTES PAYABLE - (CONTINUED)

                The amount of principal maturities of the notes payable for the next 3 years ending December 31, and in the aggregate is as follows:

                                2006            $336,257
                                2007             186,684
                                2008             129,244
                                                --------
                                                $652,185
                                                ========

                As of December 31, 2005, the Company has not made payments on the notes totaling $85,277 which were due between August and December 2005.


NOTE 6 -        OPERATING LEASES

                The Company leases office space on a month-to-month basis. The monthly payment under the current lease is $3,284. The Company also leased additional office space in Texas and California. The Company ceased leasing this additional space during the year ended December 31, 2004.

                Rental payments charged to expense for the three months ended December 31, 2005 and 2004 was $9,852 and $21,675, respectively and for the nine months ended December 31, 2005 and 2004 was $32,020 and $67,022, respectively.


NOTE 7 -        STOCKHOLDERS' EQUITY (DEFICIT)

                COMMON STOCK

                As of December 31, 2005, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001, and 96,477,065 shares issued and outstanding. The company also has 200,000,000 shares of Blank Check Preferred Stock authorized. There are no current plans to designate any Blank Check Preferred Stock.

                The following details the stock transactions for the nine months ended December 31, 2005:

                The Company received 1,498,195 shares of common stock valued at $37,455 which were issued in the previous quarter for services. Upon receipt, the common shares were canceled.

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


NOTE 7 -        STOCKHOLDERS' EQUITY (DEFICIT) - (CONTINUED)

                COMMON STOCK (CONTINUED)

                The Company issued 1,500,000 shares of common stock valued at $75,000 against the Liability for stock to be issued.

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

                The Company is currently working to register and issue 59,469,286 shares of common stock to meet the $2,297,875 Liability for stock to be issued balance.

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                At December 31, 2005, deferred tax assets consist of the following:

                        Net deferred tax assets               $553,677
                        Less: valuation allowance             (553,677)
                                                              --------
                                                              $    -0-

                At December 31, 2005, the Company had deficits accumulated in the approximate amount of $1,845,591, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 9 -        GOING CONCERN

                As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the three months ended December 30, 2005 and for the nine months ended December 31, 2005 and 2004. Although the Company recently raised funds, there is no guarantee that the Company will be able to generate enough revenues or raise enough additional capital to sustain its operations in the long term. This raises substantial doubt about the Company's ability to continue as a going concern.

                The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they have raised sufficient funds to support their business plan and acquire an operating cash flow positive company.

                The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

                       IELEMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
                THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

        On July 21, 2005 and August 1, 2005, the Company filed an Information Statement on Schedule 14C in preliminary form and in definitive form, respectively, disclosing that, among other items, it had obtained the requisite shareholder approval to change the Company's name to IElement Corporation. As of August 21, 2005, Mailkey Corporation formally changed its name to IElement Corporation ("IElement"). Subsequently, IElement has undertaken steps to inform its customer base and target market and will continue to take steps to notify, inform and/or promote the name of IElement. We now aim to grow the business of IElement and establish it as a leading regional added-value carrier.

        On November 10, 2005, the Company announced its intent to enter the Voice over Internet Protocol (VoIP) market. The Company subsequently purchased the network equipment necessary to begin providing VoIP services and identified a partner with VoIP expertise to assist in the planning and implementation.

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

o Complete VOIP testing phase and begin aggressively marketing VoIP to its current and potential customers.

        We anticipate that the number of people who we employ may increase substantially over the next 12 months as we continue to execute on our business plan.

RESULTS OF OPERATIONS

        The revenue for the three months ended December 31, 2005 has decreased $295,376 from the same period ended December 31, 2004 for two reasons. First, the Company has cut back on its sales force in anticipation of redirecting it to another market which has allowed the customer base to decrease as customer contracts expire and are not renewed. Secondly, the prior year income statement had $128,334 and $358,001 of non-recurring consulting revenue for the three and nine month periods ended December 31, 2004, respectively. Comparable revenue for telecommunication services would be $1,119,972 and $1,286,814 for the three months ended December 31, 2005 and 2004 respectively and $3,487,000 and $4,066,344 for the nine months ended December 31, 2005 and 2004 respectively.

        The general and administrative expenses for the three months ended December 31, 2005 have increased $86,265 over the same period ended December 31, 2004. Most of the expenses have decreased with the exception of some one time consulting fees. The Company incurred $141,750 for consulting fees to be paid out in stock. When these one time consulting fees are excluded, the recurring general and administrative expenses decreased $55,485 for the three months ended December 31, 2005 when compared to the same period ended December 31, 2004.

        Selling expenses have decreased $28,841 for the three months ended December 31, 2005 due to a decrease in sales headcount, as described above, from the same period ended December 31, 2004.

        Interest expense for the three months ended December 31, 2005 has decreased $37,667 from the same period ended December 31, 2004 reflecting that notes payable have been renegotiated with zero percent interest.


LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of December 31, 2005 we had a cash balance of $1,205,129.

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

        The Company recently closed a private placement offering for an aggregate sale price of $1,579,375, of which up to 10% is subject to deduction for fees in connection with the private placement, and warrants for the purchase of and aggregate total of 22,562,500 at a strike price of $.10 per share (further detailed in the subsection entitled "Recent Developments" and in Item 2, below). Therefore, we believe that our current cash resources will be sufficient to sustain our current operations and we further expect to be able to fund the expansion of operations over the next twelve (12) months. In the event that the Company develops an opportunity to enter a significant business combination or other agreement with an entity deemed complementary to our business plan, then the Company may at such point need to seek additional funding. Additionally, in the event that the Company's plans change, that its assumptions prove to be inaccurate or its cash flow proves to be insufficient (due to unanticipated expenses, inadequate revenues, difficulties, problems or otherwise), the Company may be required to either seek further additional financing or curtail its activities.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

        On December 30, 2005, the Company confirmed the sale of unregistered securities sold in units consisting of, in the aggregate, 45,125,000 shares of common stock at a purchase price of $0.035 per share, for an aggregate purchase price of $1,579,375 and warrants for the purchase of and aggregate total of 22,562,500 at a strike price of $.10 per share (the "Warrants"). The securities were sold to accredited investors in reliance on an exemption provided in Regulation D, Rule 506 and 4(2) under the Securities Act. The Company may call the Warrants at any time after both the (1) closing bid price for the common stock of the Company has been equal to or greater than $0.12 per share for ten
(10) consecutive trading days, and (2) the shares underlying the warrants have been included on an SB-2 Registration Statement, or other substantially equivalent registration statement, that has been filed by the Company and then active or declared effective by the SEC and shall expire upon the earlier of forty-five (45) days from the date the Warrant is called or on December 31, 2007. The Company plans to use these proceeds to fund the expansion of operations and to continue the implementation of its Plan of Operation, as detailed above.

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

        We face competition from businesses that develop their own VoIP and other Internet based telecommunications services, as well as from ILECs who have achieved regulatory relief from the Telecommunications Act of 1996, and who have begun to charge the Company more for wholesale prices and in some cases eliminated the wholesale opportunity based on the size of the market. Our current and potential principal competitors include:

        o Other Competitive Local Exchange (CLECs) providers who provide many of the same telecommunications products and services that we do. Some examples of CLECs are: XO Communications, Xspedius, Logix Communications and McLeod Telecom; ILECs such as SBC Communications, Verizon, Qwest and Bell South who are the largest provider of local, long distance and Internet services to businesses;

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


RISKS ASSOCIATED WITH OUR STOCK

WE MAY ATTEMPT TO RAISE ADDITIONAL FUNDS IN THE FUTURE TO SUPPORT STRATEGIC GROWTH AND/OR EXPANSION OF OUR BUSINESS; SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

        We may attempt to raise additional capital in the future to help fund our strategic growth and/or expansion of operations either through sales of shares of our common stock or securities convertible into shares of our common stock, through the issuances of debt, or some combination thereof. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants that may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of our stockholders will be reduced. Pre-equity financing stockholders may experience additional dilution in net book value per share and any additional equity securities may additionally have rights, preferences and privileges senior to those of the holders of our common stock.

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

        In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may adversely affect the market price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

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


ITEM 3.         CONTROLS AND PROCEDURES

        The term "disclosure controls and procedures" is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. They have concluded that, as of December 31, 2005 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of December 31, 2005 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.



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

        On December 30, 2005, the Company confirmed the closing of the sale of unregistered securities sold in units consisting of, in the aggregate, 45,125,000 shares of common stock at a purchase price of $0.035 per share, for an aggregate purchase price of $1,579,375 and warrants for the purchase of and aggregate total of 22,562,500 at a strike price of $.10 per share (the "Warrants"), to the following individuals (or entities):


        Name                                    Total Purchase Price           Shares          Warrants
        ----                                    --------------------           ------          --------
   o    Michael Bloch                                 $70,000                  2,000,000       1,000,000
   o    Jonathan Lowenthal                            $17,500                  500,000         250,000
   o    Wayne Schoenmakers                            $3,500                   100,000         50,000
   o    Thomas Barrett                                $7,000                   200,000         100,000
   o    Wm Goatley Revocable Trust                    $8,750                   250,000         125,000
   o    Richard Crose                                 $17,500                  500,000         250,000
   o    Robert Gillman                                $17,500                  500,000         250,000
   o    Timothy Broder                                $17,500                  500,000         250,000
   o    Thomas Allen Piscula                          $17,500                  500,000         250,000
   o    Raymond Dunwoodle                             $17,500                  500,000         250,000
   o    Fred Matulka                                  $17,500                  500,000         250,000
   o    Michael Melson                                $17,500                  500,000         250,000
   o    Oscar Greene Jr                               $17,500                  500,000         250,000
   o    Robert Rowley                                 $17,500                  500,000         250,000
   o    Trey Investments, LLP                         $5,250                   150,000         75,000
   o    William Cail                                  $875                     25,000          12,500
   o    Kenneth Meyer                                 $35,000                  1,000,000       500,000
   o    Frank Davis                                   $7,000                   200,000         100,000
   o    Holger Pfeiffer                               $8,750                   250,000         125,000
   o    Bellano Family Trust                          $10,500                  300,000         150,000
   o    Calder Capital, Inc.                          $17,500                  500,000         250,000
   o    Ulrich Nusser                                 $8,750                   250,000         125,000
   o    Sat Paul Dewan                                $10,500                  300,000         150,000
   o    Thomas Weiss                                  $8,750                   250,000         125,000
   o    Marianne Issels                               $8,750                   250,000         125,000
   o    Stefan Muller                                 $17,500                  500,000         250,000
   o    Annette Bohmer                                $17,500                  500,000         250,000
   o    Hendrik Paulus                                $17,500                  500,000         250,000
   o    Robert Flaster                                $7,000                   200,000         100,000
   o    William Harner                                $5,250                   150,000         75,000
   o    Veronica Kristi Prenn                         $52,500                  1,500,000       750,000
   o    Ryan Cornelius                                $52,500                  1,500,000       750,000
   o    Jurgen Popp                                   $52,500                  1,500,000       750,000
   o    Robert Smith                                  $10,500                  300,000         150,000
   o    Gerd Weger                                    $350,000                 10,000,000      5,000,000
   o    Christiane Loberbauer                         $8,750                   250,000         125,000
   o    Fred Schmitz                                  $175,000                 5,000,000       2,500,000
   o    Glenn Jensen                                  $105,000                 3,000,000       1,500,000
   o    Laurence Straus                               $10,500                  300,000         150,000
   o    General Research GMBH                         $17,500                  500,000         250,000
   o    AK Asset Management                           $35,000                  1,000,000       500,000
   o    Benjamin Eichholz                             $52,500                  1,500,000       750,000
   o    Amaltea SA                                    $17,500                  500,000         250,000
   o    Clarence Keck Jr                              $5,250                   150,000         75,000
   o    Jorn Follmer                                  $17,500                  500,000         250,000
   o    Mattias Graeve                                $8,750                   250,000         125,000
   o    Jerome Niedfelt                               $10,500                  300,000         150,000
   o    John Niedfelt                                 $7,000                   200,000         100,000
   o    Global Equity Trading & Finance, Ltd.         $87,500                  2,500,000       1,250,000
   o    Film & Music Entertainment, Inc.              $35,000                  1,000,000       500,000
   o    Red Giant Productions, Inc.                   $17,500                  500,000         250,000

The securities were sold to accredited investors in reliance on an exemption provided in Regulation D, Rule 506 and 4(2) under the Securities Act as well as to non U.S. persons in reliance on Regulation S.

The Company may call the Warrants at any time after both the (1) closing bid price for the common stock of the Company has been equal to or greater than $0.12 per share for ten (10) consecutive trading days, and (2) the shares underlying the warrants have been included on an SB-2 Registration Statement, or other substantially equivalent registration statement, that has been filed by the Company and then active or declared effective by the SEC and shall expire upon the earlier of forty-five (45) days from the date the Warrant is called or on December 31, 2007.


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




(b)     Reports on Form 8-K.

During the period ended December 31, 2005, the Company filed the following reports on Form 8-K:


-------------------------------------- -----------------------------------------
Date of Event Reported                  Items Reported
----------------------                  --------------
-------------------------------------- -----------------------------------------
January 5, 2006                         Item 3.02
-------------------------------------- -----------------------------------------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IELEMENT CORPORATION



Date:   January 17, 2006                /s/ Ivan Zweig
                                        -----------------------------------
                                        Ivan Zweig
                                        Chief Executive Officer