Form 10QSB/A
period 2005-09-30
IElement CORP
filed 2006-03-16
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                               (AMENDMENT NO. 1)

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

                                                IELEMENT CORPORATION


DATE:  MARCH 16, 2006                           /s/ IVAN ZWEIG
                                                --------------------------------
                                                Ivan Zweig
                                                Chief Executive Officer