Form 10KSB/A
period 2005-12-31
IElement CORP
filed 2006-03-16
CIK 1043105

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                        Commission File Number 000-29331

                              IELEMENT CORPORATION
                         (FORMERLY MAILKEY CORPORATION)
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

                                              MAILKEY CORPORATION


Date:  March 16, 2006                         /s/ Ivan Zweig
                                              ---------------
                                              Chief Executive Officer, Chairman

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