Form 10QSB/A
period 2005-12-31
IElement CORP
filed 2006-03-16
CIK 1043105

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

                          Commission File No. 000-29331

                              IELEMENT CORPORATION
                         (FORMERLY MAILKEY CORPORATION)
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

                                        MAILKEY CORPORATION



Date:  March 16, 2006                   /s/  Ivan Zweig
                                        -----------------------------------
                                        Ivan Zweig
                                        Chief Executive Officer

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