Form 10KSB
period 2006-03-31
IElement CORP
filed 2006-06-30
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended March 31, 2006

                        Commission file number: 000-29331

                              IELEMENT CORPORATION
        ----------------------------------------------------------------
           (name of small business issuer as specified in its charter)

              Nevada                                      76-0270295
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employee Identification No.)
of incorporation or organization)

                               17194 PRESTON ROAD
                               SUITE 102, PMB 341
                                DALLAS, TX 75248
        ----------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (214) 254-3425

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X]

No Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ X ] Yes [ ] No

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" (as defined in Rule 12b-2 of the Exchange
Act). (Check one):

   Large Accelerated filer [ ] Accelerated Filer [ ] Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $4,550,092

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2006. $9,305,854

Number of outstanding shares of the registrant's par value $.001 common stock, as of June 29, 2006: 159,035,031

DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):

         Yes [  ]                                    No [X]

                              IELEMENT CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                      Part I                                Page
                                      ------                                ----
Item 1.  Business ...........................................................  4

Item 2.  Description of Property............................................. 18

Item 3.  Legal Proceedings................................................... 18

Item 4.  Submission of Matters to a Vote of Security Holders................. 18

                                     Part II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters................................ 18

Item 6.  Management's Discussion and Analysis................................ 29

Item 7.  Financial Statements and Supplementary Data.........................F-1

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..................... 52

Item 8A.  Controls and Procedures ........................................... 52

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act........................................ 52

Item 10. Executive Compensation.............................................. 55

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management............................................. 59

Item 12. Certain Relationships and Related Transactions...................... 60

Item 13. Exhibits............................................................ 61

Item 14. Principal Accountant fees and services.............................. 62

Signatures................................................................... 64

                                     PART I

This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

ITEM 1.  BUSINESS

         HISTORY OF THE COMPANY

         We are the product of a series of mergers and acquisitions that began in 1996.

         By way of background, Northline Industrial Corporation was incorporated in Texas on December 28, 1988 ("NIC"). NIC was inactive until March 1996 whereupon it adopted a business plan providing for reincorporation in Nevada and the establishment of a charter cargo airline under the name "Air Epicurean". Consistent therewith, on July 19, 1996 NIC formed Air Epicurean, Inc. as a Nevada wholly-owned corporate subsidiary.

         Air Epicurean, Inc. is the original predecessor to the issuer and is now known as IElement Corporation. In December 1996, NIC abandoned its previously adopted business plan to establish air carrier operations and initiated a search for a suitable merger candidate.

         On March 5, 1997, NIC merged with and into Air Epicurean, Inc., the surviving corporation. Effective May 8, 1997, Air Epicurean changed its name to Ikon Ventures, Inc. ("Ikon"). Ikon remained inactive until August 2001 whereupon it acquired in a share-for-share exchange Sutton Online, Inc., a Delaware corporation ("Sutton"). On October 31, 2001, Ikon changed its name to Sutton Trading Solutions, Inc.

         On April 23, 2003, Sutton Trading Solutions, Inc. changed its name to Global Diversified Acquisition Corp. ("GDAC") to reflect that its principal activity was to seek a business combination with one or more as yet unidentified privately held businesses.

         On March 25, 2004, pursuant to an Agreement and Plan of Merger, GDAC acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effectuated by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding MailKey Corporation stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

         On November 9, 2004, MailKey agreed to merge with and into IElement, Inc., a Nevada corporation pursuant to which MailKey acquired all of the issued and outstanding shares of capital stock of IElement. On January 19, 2005, Mailkey consummated the acquisition of IElement.

         On August 1, 2005, we filed with the SEC an Information Statement on
Schedule 14C to change our name from MailKey Corporation to IElement Corporation. Concurrent with this name change, we received a new stock trading symbol (IELM.OB) on the NASD Over-the-Counter Electronic Bulletin Board. The Company received consent to amend the Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 shares to 2,000,000,000 shares, and consented to the authorization of 200,000,000 shares of Blank Check Preferred Stock. There are no current plans to designate any Blank Check Preferred Stock.

         Consistent with the expectations of the parties, on August 3, 2005 Tim Dean Smith and Susan Walton resigned from all positions and as Directors with the Company leaving Ivan Zweig as the sole officer and director. On March 4, 2006 Lance K. Stovall and Ken A Willey joined the Board of Directors.

         BUSINESS OPERATIONS

         IElement is a facilities-based nationwide communications service provider that provides telecommunications services to small and medium sized enterprises ("SMEs"). IElement utilizes high-speed Internet T-1 lines, integrated T-1 lines for voice and data, wireless Internet/data services, and a Layer 2 Private Network solution to provide SMEs with dedicated Internet access services, customizable business solutions for voice, data and Internet, and secure communications channels between the SMEs' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. IElement employees its own installation technicians that install the Company's services and equipment in the Dallas/Fort Worth, Texas market as well as the Los Angeles/Orange County, California markets. In most other markets the Company contracts to third parties to perform such installations and to service customers on an as needed basis.

         The Company competes with both competitive local exchange carriers (CLEC's) who lease access lines from incumbent local exchange carriers (ILEC's), as well as the ILEC's themselves. Some examples of ILEC competitors are Verizon Communications and AT&T. Some examples of CLEC competitors are XO Communications and CBeyond Communications. In addition, IElement competes with internet service providers (ISP's) to some extent. However, most ISP's are limited in their product line and do not offer telephone of VOiP services and thus are not considered major competitors to us.

         The Company is of course dependent on its customer base for continued revenue, however, its customer base is diversified and consists of many smaller customers as opposed to a few larger customers. The Company can generally quickly replace a lost customer with a new customer without a significant impact on revenue and operations. However, at present, IElement has a drastically reduced sales force and accordingly, the loss of customers would have a greater impact than at other times. IElement intends to use proceeds from the private placement and the exercise of warrants to build its sales force, including in the Chicago area.

         Other than the IElement logo, the Company has no trademarks. The Company does not own any patents or significant intellectual property rights.

         As of June 5, 2006 IElement consists of IElement Corporation, a Nevada corporation, which is the reporting entity and parent corporation. IElement, Inc. is a wholly owned subsidiary without separate operations. The Company intends to file a short form merger to merge IElement, Inc. into IElement corporation and terminate it as a separate entity. In addition, we have two operating subsidiaries. IElement Telephone of California was formed on November 14, 2005 to acquire and administer a telecommunications license in the state of California. IElement Telephone of Arizona was formed on March 13, 2006 to acquire and administer a telecommunications license in the state of Arizona.


         REGULATORY OVERVIEW

                  OVERVIEW

         We are subject to regulation by federal, state and local government agencies. Historically, the FCC had jurisdiction over interstate long distance services and international services, while state regulatory commissions had jurisdiction over local and intrastate long distance services. The Telecommunications Act of 1996, or the "Telecom Act" fundamentally changed the way telecommunications is regulated in this country. The FCC was given a major role in writing and enforcing the rules under which new competitors could compete in the local marketplace. Those rules, coupled with additional rules and decisions promulgated by the various state regulatory commissions, form the core of the regulatory framework under which we operate in providing our services.

         With a few limited exceptions, the FCC continues to retain exclusive jurisdiction over the provision of interstate and international long distance service, and the state regulatory commissions regulate our provision of intrastate local and long distance service. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.

         The Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like IElement to capture a portion of the ILECs' market share of local services. However, there have been numerous attempts to limit the pro-competitive policies in the local exchange services market through a combination of proposed federal legislation, adoption of new rules by the FCC, and ILEC challenges to existing and proposed regulations. To date, the ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges. In particular, the ILECs appealed, and won partial reversals of, a series of FCC orders defining the ILEC facilities -- known as unbundled network elements or "UNEs" -- that ILECs must lease to competitors at cost-based rates. We expect the ILEC's efforts to scale back the benefits of the Telecom Act and local service competition to continue. However, while the FCC has eliminated certain UNEs, the basic framework of local competiti on, including the UNE regime itself, has remained intact. The successful implementation of our business plan is predicated on the assumption that the basic competitive framework and pro-competitive safeguards will remain in place.

         The passage of the Telecom Act largely preceded the explosive growth of the Internet and IP communications. Congress is currently considering whether to further amend the Telecom Act to, among other things, directly address IP communications. It is possible that any such amendment to the Telecom Act could eliminate or materially alter the market-opening regulatory framework of the Telecom Act in general, and the UNE regime in particular. Such a result could adversely affect IElement's business. It is not possible to predict if, when, or how the Telecom Act will be amended.

         FEDERAL REGULATION

         The FCC exercises jurisdiction over our telecommunications facilities and services. We have authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic interstate and international services. Because IElement is not dominant in any of its markets, unlike ILECs, we are not currently subject to price cap or rate of return regulation. Thus, our pricing policies for interstate end user services are only subject to the federal guidelines that charges for such services be just, reasonable, and non-discriminatory.

         IMPLEMENTATION OF THE TELECOM ACT

                  THE TELECOM ACT'S LOCAL COMPETITION FRAMEWORK

         One of the key goals of the Telecom Act is to encourage competition in the provision of local telephone service. To do this, the Telecom Act provides three means by which CLECs such as IElement can enter the local telephone service market. The three modes of entry are as follows:

         o ACCESS TO UNES. ILECs are required to lease to CLECs various elements in their network that are used individually or in combination with each other to provide local telephone service. As discussed in more detail below, the FCC determines which facilities must be made available by the ILECs as UNEs. The ILECs must make UNEs available at rates that are based on their forward-looking economic costs, a pricing regime known as "TELRIC," short for Total Element Long Run Incremental Cost. For IElement, the most critical UNEs are local loops and transport, which enable us to connect our customers to our network.

         o CONSTRUCTION OF NEW FACILITIES. CLECs may also enter the local service market by building entirely new facilities. The ILECs are required to allow CLECS to interconnect their facilities with the ILECs' facilities in order to reach all customers.

         o RESALE. ILECs are required to permit CLECs to purchase their services for resale to the public at a wholesale rate that is less than the rate charged by the ILECs to their retail customers.

         To facilitate competitors' entry into local telephone markets using one or more of these three methods, the Telecom Act imposes on the ILECs the obligation to open their networks and markets to competition. When requested by competitors, ILECs are required to negotiate, in good faith, agreements that set forth terms governing the interconnection of their network, access to UNEs, and resale.

         The following is a summary of the interconnection and other rights granted by the Telecom Act that are important for effective local service competition and our belief as to the effect of those requirements, if properly implemented:

         o interconnection with the networks of incumbents and other carriers, which permits our customers to exchange traffic with customers connected to other networks;

         o requirements that the ILECs make available access to their facilities for our local loops and transport needs, thereby enabling us to serve customers not directly connected to our networks;

         o compensation obligations, which mandate reciprocal payment arrangements for local traffic exchange between us and both incumbent and other competitive carriers and compensation for terminating local traffic originating on other carriers' networks;

         o requirements concerning local number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

         o access to assignment of telephone numbers, which enables us to provide telephone numbers to new customers on the same basis as incumbent carriers; and

         o collocation rights allowing us to place telecommunications equipment in ILEC central offices, which enables us to have direct access to local loops and other network elements.

         Although the rights established in the Telecom Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like IElement to compete effectively with the incumbent carriers. Discussed below are several FCC and court proceedings relating to the application of certain FCC rules and policies that are significant to and directly impact our operations and costs as well as the nature and scope of industry competition.

         UNBUNDLING OF INCUMBENT NETWORK ELEMENTS

         In a series of orders and related court challenges that date back to 1996, the FCC has promulgated rules implementing the market-opening provisions of the Telecom Act, including the requirement that the ILECs lease UNEs to competitors at cost-based rates. At the core of the series of FCC orders is the FCC's evolving effort to define which ILEC network facilities must be made available as UNEs. Initially, the FCC defined a broad list of UNEs, consisting of most of the elements of the ILECs' networks. Under pressure from the ILECs, the FCC has subsequently reduced the list, while preserving access to those network elements critical to the operation of IElement's business.

         The current list of UNEs was promulgated by the FCC in two orders. The first is the Triennial Review Order, or "TRO", which was released on August 21, 2003. Several carriers and other entities appealed the FCC's TRO decision. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in United States Telecom Association v. FCC, No. 00-1012 ("USTA II Decision"). In the USTA II Decision, the court reversed and overturned many of the conclusions of the TRO. In the aftermath of the USTA II Decision, the FCC released the second of its two currently controlling orders, the TRO Remand Order or "TRRO", on February 4, 2005. It is expected that various parties will appeal the TRRO. It is not possible to predict the outcome of those appeals. It is possible that portions of the order could be overturned and that the FCC will issue new rules in their place that further restrict access to UNEs.

         As of March 11, 2005, the effective date of the TRRO, the ILECs are obligated to provide as UNEs the following network facilities used by IElement to serve its customers:

         UNE LOOPS

         DS0 LOOPS. A DS0 loop is a single, voice-grade channel. Typically, individual business lines are DS0 loops. The ILECs must make DS0 loops available at UNE rates on an unlimited basis.

         DS1 LOOPS. A DS1 loop is a digital loop with a total speed of 1.544 megabytes per second, which is the equivalent of 24 DS0s. Multiple voice lines and Internet access can be provided to a customer over a single DS1 loop. We serve most of our customers with DS1 loops. The ILECs must provide DS1 loops at UNE rates at the majority of their central offices. Competitors, however, are limited to no more than 10 DS1 loops to any particular building.

         DS3 LOOPS. A DS3 loop is a digital loop with a total speed of 44.736 megabytes per second. In some cases, I-Element serves its large business customers with DS3 loops. ILECs must provide DS3 loops at UNE rates at the majority of their central offices. Competitors, however, are limited to no more than one DS3 loop to any particular building.

         As of the TRRO, ILECs are not required to provide optical capacity loops or dark fiber loops as UNEs. Optical capacity loops, referred to as OCn loops, are very high-capacity digital loops ranging in capacity from OC3 loops, which are the equivalent of three DS3s to OC192. This will not impact our costs.

         The ILECs are also not required to provide certain mass market broadband loop facilities and functionality as UNEs. Under the TRO, the ILECs are not required to make newly-deployed fiber-to-the-home or FTTH loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. These recent FCC orders should only limit availability for those specific network elements, which are not material to us. It is possible, however, that the ILECs will seek additional broadband regulatory relief in future proceedings.

         UNE TRANSPORT

         DS1 TRANSPORT. Whether transport is available as a UNE is determined on a route-by-route basis. ILECs must make transport at UNE rates available at DS1 capacity levels between any two ILEC central offices unless both central offices either (1) serve more than 38,000 business lines or (2) have four or more fiber-based collocators. On routes where DS1 transport must be made available, each individual competitor is limited to no more than 10 DS1 transport circuits per route.

         DS3 TRANSPORT. Access to DS3 capacity-level transport is more limited than access to DS1 transport. ILECs must make transport at UNE rates available at DS3 capacity levels between any two ILEC central offices unless both central offices either (1) serve more than 24,000 business lines or (2) have three or more fiber-based collocators. On routes where DS3 transport must be made available, each individual competitor is limited to no more than 12 DS1 transport circuits per route.

         DARK FIBER TRANSPORT. Dark fiber transport is available under the same conditions as DS3 transport.

         ILECs are not required to provide access to transport at greater-than DS3 capacity levels. ILECs are also not required to provide transport at any capacity level to connect an ILEC central office with a competitor's facilities.

TRANSITIONAL AVAILABILITY WHERE ELEMENTS ARE NO LONGER AVAILABLE AS UNES

         For DS1, DS3, and dark fiber loops and transport that do not meet the criteria for availability set forth above, the FCC established a transitional period during which the ILECs must continue to make the elements available at UNE rates to serve existing customers. For DS1 and DS3 loops and transport, the ILECs must make the elements available at 115% of the TELRIC rate for one year beginning on March 11, 2005. For dark fiber loops and transport, the ILECs must make the elements available at 115% of the TELRIC rate for 18 months beginning on March 11, 2005.

         Although these rules adopted by the FCC in the TRRO became effective on March 11, 2005, many of the requirements imposed by the FCC in the TRO and TRRO were not self-executing. Accordingly, the FCC made clear that carriers must follow the change of law procedures in their applicable interconnection agreements with ILECs to implement any TRO requirements that are not self-executing and that carriers must follow the procedures set forth in section 252(b) of the Telecom Act to modify interconnection agreements that are silent as to implementation of changes in law.

         ADDITIONAL FEDERAL REGULATIONS

         The following discussion summarizes some additional specific areas of federal regulation that directly affect our business.

         VOIP. Like a growing number of carriers, we utilize IP technology for the transmission of a portion of our network traffic. The regulatory status and treatment of IP-enabled services is unresolved. In particular, there is uncertainty as to the imposition of access charges, Universal Service fund contributions, and other taxes, fees, and surcharges on VoIP services. In a recent order, the FCC held that Vonage's VoIP services and similar offerings by other providers are subject to the FCC's interstate jurisdiction, preempting state efforts to regulate VoIP providers as intrastate telecommunications providers. Four separate state commissions have appealed this ruling and the case is currently pending. The FCC, however, left open the question of whether VoIP providers provide "telecommunications" -- i.e., basic transmission services -- or enhanced "information services." Under the Communications Act, those are mutually exclusive categories. Generally, telecommunications carriers, including traditional local and long distance telecommunications companies are regulated under the Communications Act; information service providers are generally unregulated. The FCC has initiated a rulemaking proceeding to address the classification of VoIP and other IP-enabled service offerings. It is not possible to predict the outcome of that proceeding or its effect on IElement's operations.

         AT&T DECLARATORY RULING RE: VOIP. On April 21, 2004, the FCC released an order denying AT&T's request that the FCC find that VoIP services are exempt from switched access charges, the AT&T Order. The FCC held that an interexchange service that uses ordinary customer premises equipment that originates and terminates on the PSTN, that provides no enhanced functionality, and that undergoes no net protocol conversion, is a telecommunications service and subject to switched access charges. The order apparently places interexchange services similar to those VoIP services offered by AT&T in the same regulatory category as traditional telecommunications services and, therefore, potentially subjects such VoIP services to access charges and other regulatory obligations including Universal Service fees. Although the FCC did not rule on the applicability of access charges for services provided prior to April 21, 2004, the ILECs may attempt to assert claims against other telecommunications companies including us for the retroactive payment of access charges.

         ILEC PROVISION OF BROADBAND TELECOMMUNICATIONS SERVICES AND INFORMATION SERVICES. Currently, the ILECs, as dominant carriers, are subject to a relatively high degree of regulation with respect to their broadband serving offerings. The FCC, however, has initiated a rulemaking proceeding in which it is considering deregulating, or applying a lower degree of regulation to, ILEC broadband offerings. If the ILECs are largely freed from dominant carrier regulation, they will have much greater pricing flexibility and will pose a greater competitive threat to IElement. In a second, related rulemaking, the FCC is considering whether to eliminate certain requirements it imposes on the ILECs with respect to their broadband Internet access services. Currently, where the

ILECs offer Internet access or other information services over broadband facilities, they must (1) purchase the underlying broadband transmission facilities from themselves at tariffed rates and (2) make the underlying facilities available to competitors on a non-discriminatory basis. If the FCC were to eliminate these requirements, it could result in an increase to our network costs. To date, these deregulatory trends have been directed towards facilities used primarily by residential customers, and not by business customers.

         INTERCARRIER COMPENSATION REFORM. Currently, telecommunications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges. These two forms of intercarrier compensation have been under review by the FCC since 2001. The FCC continues to consider a broad order reforming the intercarrier compensation system.

         STATE AND LOCAL REGULATION

         In general, state regulatory commissions have regulatory jurisdiction over us when our facilities and services are used to provide local and other intrastate services. Under the Telecom Act, state commissions continue to set the requirements for providers of local and intrastate services, including quality of services criteria. State regulatory commissions also can regulate the rates charged by CLECs for intrastate and local services and can set prices for interconnection by new telecommunications service providers with the ILEC networks, in accordance with guidelines set by the FCC. In addition, state regulatory commissions in many instances have authority under state law to adopt additional regulations governing local competition and consumer protection, so long as the state's actions are not inconsistent with federal law or regulation.

         Most state regulatory commissions require companies that wish to provide intrastate common carrier services to register or be certified to provide these services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. We are certified in all of the states in which we conduct business. In most states, we are also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend our tariffs as rates change or new products are added. We may also be subject to various reporting and record-keeping requirements.

         Where we choose to deploy our own transmission facilities, we may be required, in some cities, to obtain street opening and construction permits, permission to use rights-of-way, zoning variances and other approvals from municipal authorities. We also may be required to obtain a franchise to place facilities in public rights of way. In some areas, we may be required to pay license or franchise fees for these approvals. We cannot assure you that fees will remain at current levels, or that our competitors will face the same expenses, although the Telecom Act requires that any fees charged by municipalities be reasonable and non-discriminatory among telecommunications carriers.

         RECENT FEDERAL RULEMAKING. Effective as of March 11, 2005, the Federal Communications Commission's, or FCC's, Triennial Review Remand Order, or TRRO, altered a number of significant federal regulations applicable to the provision of competitive telecommunications services in a manner favorable to incumbent carriers. The TRRO established new standards for when CLECs obtain cost-based rates from ILECs when leasing unbundled network elements, or UNEs, which connect a customer's location with the applicable communications network end office, commonly referred to as "loops". This aspect of the TRRO will result in an increase to our overall costs of service in 2005.

         The TRRO also curtailed the ability of CLECs to obtain cost-based UNE rates for network elements linking central offices in which they have located their own equipment, but between which they do not own proprietary fiber lines. Fiber lines between central offices is referred to in our industry as "local transport". This aspect of the TRRO will not have a material impact on us as we own or lease under long-term agreements nearly all of the local transport that we use to connect central offices in which we own equipment. This aspect of the TRRO could, however present opportunities for us to sell our own network capacity to telecommunications companies that are negatively impacted by the TRRO ruling on local transport.

         The TRRO also severely curtailed the ability of CLECs to lease switching capacity from ILECs at cost-based rates, which practice is known in the telecommunications industry as unbundled network element platform, or UNE-P. We are not materially impacted by this aspect of the TRRO as we own all of the switching facilities we use in our business. We anticipate that one of the results of the TRRO will be that many CLECs that are substantially dependent on UNE-P will need to either acquire their own switches, seek a facilities-based partner to switch their customers' traffic, or find other strategic alternatives to their current business models. One possible result of the TRRO on UNE-P dependent carriers is additional consolidation of existing telecommunications carriers.

         INDUSTRY CONSOLIDATION. On January 31, 2005, SBC Communications, Inc. and AT&T Corp. announced their intention to enter into a business combination. In February 2005, Verizon Communications, Inc. and MCI, Inc. announced an agreement to enter into a business combination, and Qwest Communications International, Inc. announced a bid to compete with Verizon's purchase offer, which competitive bid was unsuccessful. In the fourth quarter of 2005, the Federal Communications Commission, or FCC, and the U.S. Department of Justice approved the mergers of SBC Communications, Inc. with AT&T Corp. and Verizon Communications, Inc. with MCI, Inc. In addition, AT&T Corp. and BellSouth, Inc. have announced their intention to enter into a business combination. Such transactions, have resulted in substantial consolidation of U.S. wireline telecommunications resources and revenue. In addition, as reflected by XO's acquisition of the CLEC businesses of Allegiance Telecom, Inc. and the acquisitions of Cable and Wireless USA, Inc. by Savvis Communications, Inc., Focal Communications, Inc. by Broadwing Corporation, and KMC Telecom Corp. by CenturyTel, Inc., substantial consolidation has also taken place among CLECs. While it is not certain what the effects of this industry consolidation will be, we believe that one possible result could be that prices for telecommunications services would stabilize due to reduced competition.

         RESEARCH AND DEVELOPMENT

         IElement does not engage in research and development.

For more information about us visit our website at www.ielement.com

         WE INTEND TO ENGAGE IN STRATEGIC ACQUISITIONS AND JOINT VENTURES

         We intend to acquire, where appropriate, telecommunication companies, companies with technologies that we believe are complimentary to our existing technologies, as well as to acquire wireless broadband Internet service providers with strategically located networks that will enable the expansion of our national coverage area. In addition, we intend to acquire companies, businesses and assets that we believe are complementary to our business. We may seek to form joint ventures and seek joint venture partners in order to reduce our investment in a particular project and to help promote the development and sale of our products.

         We intend to finance this acquisition strategy with proceeds from our private placement, the exercise of the warrants issued therein and, depending on the size of the acquisition, our common stock. In addition, we may utilize short term debt and revenue from operations. Any acquisition we consummate should include a cash payment, a stock payment or a combination of the two. We have met preliminarily with some companies to discuss a possible acquisition and each of them are either: (a) similar businesses from which we could realize cost reductions and improve net income or (b) complimentary businesses from which we could expand our current range of services to improve gross margins and net income. No definitive agreements have been signed with any potential acquisition.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters and principal offices are located at 13714 Gamma Road, Suite 120 Farmers Branch, TX 75244 where we lease office space on a month-to-month basis at $3,284 per month. We believe that this office space is adequate to support our current operations. Our mailing address is 17194 Preston Road Suite 102, PMB 341, Dallas, TX 75248.


ITEM 3.  LEGAL PROCEEDINGS

         On April 19, 2005 KK Solutions, Inc., a California corporation d/b/a/ Three 18, Inc. ("KK"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to KK. On May 2, 2006 we settled the litigation for a total settlement amount of $26,500 which has been paid in full.

         On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, ("Global"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to Global. Global seeks damages in the amount of $50,000, plus interest. On February 14, 2006 the Company settled the matter for $27,000 payable in periodic installments the first of which was on February 14, 2006 and the last of which is due December 1, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 2005, our common stock has been quoted on the OTC Bulletin Board under the symbol "IELM.OB". Prior to that date, there was no active market for our common stock. We have a March 31 fiscal year.

         Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the periods indicated as reported on the OTC Bulletin:

                                  Closing Bids
                                  ------------

                                             HIGH               LOW
                                             ----               ---
   Fiscal Year 2006
   ----------------

March 31, 2006                              0.138               0.037
December 31, 2005                           0.08                0.03
September 30, 2005                          0.07                0.03
June 30, 2005                               0.09                0.01

  Fiscal Year 2005
  ----------------

March 31, 2005                              0.09                0.02
December 31, 2004                           1.01                0.40
June 30, 2004                               3.60                0.78
April 14, 2004                              3.80                3.30


         (b) As of June 6, 2006, there were 392 holders of record of our common stock and approximately 530 beneficial holders.

         (c) No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.


(e)      Recent Sales of Unregistered Securities.

         As of December 31, 2005, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001, and as of June 5, 2006 159,035,031 shares issued and outstanding. The company also has 200,000,000 shares of Blank Check Preferred Stock authorized. There are no current plans to designate any Blank Check Preferred Stock.

         On March 23, 2006, I-Element issued 400,000 shares of common stock to Susan Walton in exchange for payment of a debt in the amount of $200,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 23, 2006, I-Element issued 1,600,000 shares of common stock to Tim Dean Smith in exchange for payment of a debt in the amount of $80,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 23, 2006, I-Element issued 1,800,000 shares of common stock to Jeremy Dean Smith in exchange for payment of a debt in the amount of $90,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 23, 2006, I-Element issued 2,900,000 shares of common stock to Dolphin Capital in exchange for payment of a debt in the amount of $145,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 23, 2006, I-Element issued 150,000 shares of common stock to Isaac de la Pena in exchange for payment of a debt in the amount of $7,500. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 22, 2006, I-Element issued 80,000 shares of common stock to Tim Dean Smith in exchange for payment of a debt in the amount of $4,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I Element issued 168,680 shares of common stock to Quality Sound Communications in exchange for the cancellation of a debt owed to Quality by IElement in the amount of $18,554.85 for sales commissions owed. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 250,000 shares of common stock to Stefan Muller in exchange for consulting services rendered in the amount of $8,750. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 1,000,000 shares of common stock to Stefan Muller in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 1,000,000 shares of common stock to Jurgen Popp in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 20,000 shares of common stock to Donald Kennedy in exchange for consulting services rendered in the amount of $1,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 100,000 shares of common stock to John Fox in exchange for consulting services rendered in the amount of $5,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 1,000,000 shares of common stock to Vista Capital in exchange for consulting services rendered in the amount of $70,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 500,000 shares of common stock to Misty Starke in exchange for consulting services rendered in the amount of $20,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 250,000 shares of common stock to Global Equity Trading in exchange for consulting services rendered in the amount of $10,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 1,000,000 shares of common stock to Yock Investment in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 1,000,000 shares of common stock to Stonegate Ventures in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 200,000 shares of common stock to Brett Jensen in exchange for employee compensation in the amount of $7,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 714,286 shares of common stock to Jeff Wilson in exchange for employee compensation in the amount of $25,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 2,500,000 shares of common stock to Palladian Advisors in exchange for the settlement of a claim in the amount of $100,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I-Element issued 880,000 shares of common stock to Duanne Morris in exchange for the settlement of a claim in the amount of $44,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 12, 2006, I-Element issued 1,000,000 shares of common stock to Yock Investment in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 12, 2006, I-Element issued 1,000,000 shares of common stock to Stonegate Ventures in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 9, 2006, I-Element issued 250,000 shares of common stock to Global Equity Trading in exchange for services rendered in the amount of $10,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 9, 2006, I-Element issued 500,000 shares of common stock to Misty Starke in exchange for services rendered in the amount of $20,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         The Board of Directors approved the delivery of the shares to each of the following recipients on January 23, 2006, except for the shares issued to John Fox, Donald Kennedy and Stefan Muller which were approved for issuance on December 27, 2005. The shares were issued in exchange for services rendered and as compensation. The securities were issued in reliance on Section 4(2) of the Securities Act. All shares are restricted pursuant to Rule 144.

                                     Share      Shares           Aggregate
Purchaser                            Price      Issued             Value
---------                          ---------   ---------       --------------
Duane Morris, LLP                  $    .050     880,000       $    44,000.00

Palladian Cap Partners,LLC         $    .040   2,200,000            88,000.00

Palladian Cap Partners,LLC         $    .040     300,000            12,000.00

Tim Dean-Smith                     $    .050   1,600,000            84,000.00

Susan Walton                       $    .050     400,000            20,000.00

Jeremy Dean-Smith                  $    .050   1,800,000            90,000.00

Dolphin Capital                    $    .050   2,900,000           145,000.00

Isaac de la Pena                   $    .050     150,000             7,500.00

Misty Starke                       $    .040     500,000            20,000.00

Brett Jensen                       $    .035     200,000             7,000.00

Jeff Wilson                        $    .035     714,286            25,000.00

Vista Capital                      $    .070   1,000,000            70,000.00

Stonegate Ventures                 $    .060   1,000,000            60,000.00

Yock Investments                   $    .060   1,000,000            60,000.00

Jurgen Popp                        $    .060   1,000,000            60,000.00

Glob Eq Trad & Fin Trad Ltd.       $    .040     250,000            10,000.00

John Fox                           $    .050     100,000             5,000.00

Donald Kennedy                     $    .050      20,000             1,000.00

Stefan Muller                      $    .060   1,000,000            60,000.00
                                             --------------------------------
TOTAL                                         17,014,286           868,500.01
                                             ================================

         On December 30, 2005, the Company confirmed the sale of unregistered securities sold in units consisting of, in the aggregate, 45,125,000 shares of common stock at a purchase price of $0.035 per share, for an aggregate purchase price of $1,579,375 and warrants for the purchase of and aggregate total of 22,562,500 at a strike price of $0.10 per share (the "Warrants"). The securities were sold to accredited investors in reliance on an exemption provided in Regulation D, Rule 506 and 4(2) under the Securities Act. The Company may call the Warrants at any time after both the (1) closing bid price for the common stock of the Company has been equal to or greater than $0.12 per share for ten
(10) consecutive trading days, and (2) the shares underlying the warrants have been included on an SB-2 Registration Statement, or other substantially equivalent registration statement, that has been filed by the Company and then active or declared effective by the SEC and shall expire upon the earlier of forty-five (45) days from the date the Warrant is called or on December 31,2007. The following is a complete list of share recipients:


                                     Purchase           Shares        Shares issued on
Purchaser                             Price           Purchased      exercise of warrant
------------------------           -----------        ---------      -------------------
Michael Bloch                      $    70,000        2,000,000        1,000,000

Jonathan Lowenthal                 $    17,500          500,000          250,000

Wayne Schoenmakers                 $     3,500          100,000           50,000

Thomas Barrett                     $     7,000          200,000          100,000

Wm Goatley Rev Trust               $     8,750          250,000          125,000

Richard Crose                      $    17,500          500,000          250,000

Robert Gillman                     $    17,500          500,000          250,000

Timothy Broder                     $    17,500          500,000          250,000

Thomas A Piscula                   $    17,500          500,000          250,000

Raymond Dunwoodle                  $    17,500          500,000          250,000

Fred Matulka                       $    17,500          500,000          250,000

Michael Melson                     $    17,500          500,000          250,000

Oscar Greene Jr                    $    17,500          500,000          250,000

Robert Rowley                      $    17,500          500,000          250,000

Trey Investments                   $     5,250          150,000           75,000

William Cail                       $       875           25,000           12,500

Kenneth Meyer                      $    35,000        1,000,000          500,000

Frank Davis                        $     7,000          200,000          100,000

Holger Pfeiffer                    $     8,750          250,000          125,000

Bellano Fam Trust                  $    10,500          300,000          150,000

Calder Cap, Inc.                   $    17,500          500,000          250,000

Ulrich Nusser                      $     8,750          250,000          125,000

Sat Paul Dewan                     $    10,500          300,000          150,000

Thomas Weiss                       $     8,750          250,000          125,000

                                       23





                                     Purchase           Shares        Shares issued on
Purchaser                             Price           Purchased      exercise of warrant
------------------------           -----------        ---------      -------------------

Marianne Issels                    $     8,750          250,000          125,000

Stefan Muller                      $    17,500          500,000          250,000

Annette Bohmer                     $    17,500          500,000          250,000

Hendrik Paulus                     $    17,500          500,000          250,000

Robert Flaster                     $     7,000          200,000          100,000

William Harner                     $     5,250          150,000           75,000

Veronica K Prenn                   $    52,500        1,500,000          750,000

Ryan Cornelius                     $    52,500        1,500,000          750,000

Jurgen Popp                        $    52,500        1,500,000          750,000

Robert Smith                       $    10,500          300,000          150,000

Gerd Weger                         $   350,000       10,000,000        5,000,000

Christiane Lerba                   $     8,750          250,000          125,000

Fred Schmitz                       $   175,000        5,000,000        2,500,000

Glenn Jensen                       $   105,000        3,000,000        1,500,000

Laurence Straus                    $    10,500          300,000          150,000

General Res GMBH $                 $    17,500          500,000          250,000

AK Asset Management                $    35,000        1,000,000          500,000

Benjamin Eichholz                  $    52,500        1,500,000          750,000

Amaltea SA                         $    17,500          500,000          250,000

Clarence Keck Jr                   $     5,250          150,000           75,000

Jorn Follmer                       $    17,500          500,000          250,000

Mattias Graeve                     $     8,750          250,000          125,000

Jerome Niedfelt                    $    10,500          300,000          150,000

John Niedfelt                      $     7,000          200,000          100,000

Global Equity
Trading & Fin, Ltd.                $    17,500          500,000          250,000

Global Equity
Trading & Fin, Ltd.                $    70,000        2,000,000        1,000,000

Film & Music
Entertainment, Inc.                $    35,000        1,000,000          500,000

Red Giant
Productions, Inc.                  $    17,500          500,000          250,000
                                   -----------      -----------      -----------
                                   $ 1,579,375       45,125,000       22,562,500
                                   ===========      ===========      ===========

         On March 8, 2005 the Company issued 1,693,334 shares of common stock to Lance K. Stovall in exchange for services rendered as a sales agent, which services were valued at $42,333. On June 6, 2005 Mr. Stovall returned 1,498,195 shares of common stock valued at $37,455. Upon receipt, the common shares were canceled. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On April 8, 2005 the Company issued 1,500,000 shares of common stock to BDM Holdings, LLC against the $75,000 liability for Stock to be issued. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On May 19, 2005, the Company issued 340,000 shares of common stock to Trad Solutions valued at $8,500 as a sales agent as payment on the outstanding balance owed. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On June 7, 2005 the Company issued 175,000 shares of common stock to Rick Wright valued at $3,500 to a consultant as payment on the outstanding balance owed. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 10, 2005, the Company issued 200,000 shares of common stock valued at $5,000 to Blake Martensen, a consultant, for services received. On June 7, 2005 the Company issued 300,000 shares of common stock to Blake Martensen valued at $6,000 as a consultant for services received. On June 29, 2005 the Company issued 1,000,000 shares of common stock valued at $40,000 to Blake Martensen, a consultant for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On June 20, 2005, the Company issued 250,000 shares of common stock to Burton Goldi valued at $5,500 as a consultant for services received. On March 8, 2005 the Company issued 1,030,672 shares of common stock valued at $25,767 to Mr. Goldi for consulting services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On June 29, 2005 the Company issued 1,000,000 shares of common stock valued at $40,000 to Heather Walther as a bonus. On March 8, 2005 the Company issued 1,220,637 shares of common stock valued at $30,516 to Ms. Walther for employee compensation. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On July 28, 2005 and August 8, 2005 the Company issued 1,596,311 and 30,219 respectively shares of common stock valued at $73,194 to Quality Sound Communications, a sales agent as payment on the outstanding balance owed and as payment for current services. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 14, 2005, the Company issued 2,229,374 shares of common stock valued at $111,469 to Obelix for consulting services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 14, 2005 the Company issued 2,018,000 shares of common stock valued at $50,450 to Claudette Milan for consulting services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 10, 2005 and December 8, 2004 the Company issued 150,000 and 150,000 respectively shares of common stock valued at $3,750 and $9,000 to Jon A Gordon for consulting services received. The shares were issued in reliance on
Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 10, 2005 and December 31, 2005 the Company issued 150,000 and 150,000 respectively shares of common stock valued at $3,750 and $9,000 to Carl
D. Glaeser for consulting services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 8, 2005 and March 28, 2005, the Company issued 192,308 and 192,308 respectively shares of common stock valued at $4,808 and $4,808 to Brian Lebrecht for legal services received. The shares were issued in reliance on
Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 8, 2005, the Company issued 1,000,000 shares of common stock valued at $25,000 to David Otto for legal services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 8, 2005 the Company issued 693,280 shares of common stock valued at $17,332 to Rick Wright for consulting services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 8, 2005 the Company issued 2,018,000 shares of common stock valued at $50,450 to Alex Ponnath for technology services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 8, 2005 the Company issued 1,680,000 shares of common stock valued at $42,000 to Jeff Wilson for employee compensation. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 19, 2005, Mailkey Corporation, consummated the acquisition of I-Element, Inc. Under the terms of the Merger Agreement dated November 9, 2004, the Company issued an aggregate of 47,845,836 shares of its common stock, $.001 par vale per share, in exchange for all of the issued and outstanding shares of capital stock of I-Element and in exchange for the cancellation of certain debt outstanding on the date of closing. The Agreement and Plan of Merger and First Amendment thereto are filed herewith as Exhibits 2.1 and 2.2.

         On December 8, 2004, the Company issued 400,000 shares of common stock valued at $68,000 to Brad Van Siclen for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On December 8, 2004, the Company issued 95,000 shares of common stock valued at $16,150 to Eric A Farrow for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On December 8, 2004, the Company issued 8,333 shares of common stock valued at $1,417 to Brad B Schwall, Jr for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On December 8, 2004, the Company issued 100,000 shares of common stock valued at $17,000 to Charles Ashley for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On December 8, 2004, the Company issued 60,500 shares of common stock valued at $10,285 to Donald B Schwall, Jr. for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On November 11, 2004, the Company issued 1,000,000 shares of common stock valued at $262,000 to Terrence Byrne for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On November 11, 2004, the Company issued 315,000 shares of common stock valued at $126,000 to Brad Van Siclen for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On November 11, 2004, the Company issued 400,000 shares of common stock valued at $160,000 to Willian Grimes for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On November 5, 2004, the Company issued 37,500 shares of common stock valued at $26,250 to Donald B. Schwall, Jr. for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On November 5, 2004, the Company issued 385,000 shares of common stock valued at $154,000 to Ivan Zweig for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On October 5, 2004, the Company issued 500,000 shares of common stock valued at $350,000 to Roger B. Ponting for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On October 5, 2004, the Company issued 28,750 shares of common stock valued at $20,125 to Susan Walton for services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On September 7, 2004 the Company issued an aggregate of 1,388,072 shares of its common stock to its existing shareholders upon the exercise of outstanding warrants. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On July 20, 2004, the Company issued an aggregate of 291,944 shares of its common stock to its existing shareholders upon the exercise of outstanding warrants. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On June 13, 2004, the Company issued 60,005 shares of common stock valued at $210,018 to Scott Peters upon the exercise of an outstanding warrant. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 25, 2004 MailKey Corporation consummated the reverse merger transaction with Global Diversified Acquisition Corp. In accordance with the terms of the Merger Agreement dated February 20, 2004 as amended March 24, 2004, the Company issued an aggregate of 26,246,000 shares of its common stock to the holders of MailKey capital stock in exchange for all the issued and outstanding capital stock of MailKey. A detailed description of the Merger Agreement and Plan of Merger, as amended, are set forth on Form 8-K, and Exhibits filed therewith, filed on April 9, 2004.

         Also on March 25, 2004 the Company issued an additional 2,590,013 shares of common stock to certain service providers in association with the consummation of the reverse merger transaction with Global Diversified Acquisition Corp.

         On March 18, 2004 the Company issued 200,000 shares of common stock valued at $606,000 to Corporate Communications Network, Inc. for consulting services received. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.


Registration Of Securities

         On February 3, 2006, the Company filed with the SEC a Registration Statement on Form SB-2 to register for resale the securities purchased by various investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The statements contained herein that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. Historical results should not be relied on as indicative of trends in operating results for any future period. The actual results of the future events described in such forward-looking statements in this report could differ materially from those stated in such forward-looking statements.


EXECUTIVE OVERVIEW

         Although we have a solid, consistent, steady revenue base, characterized by our base of customers which are under long-term contracts and most of which have been our customers for several years, revenue attrition is a major trend in the telecommunications industry that affects every provider and is an area of financial concern to us. Competition between providers for services that many small and medium sized businesses see as commodities leads customers to change providers based largely on price. The resulting effect is detrimental to our business model in two ways. First, our customers leave us for other providers and second, when we do renew our customers' contracts, we do so at rates up to 20 percent lower than they had been paying.

         To combat this revenue attrition, we intend to hire a new sales force in the coming months and we have earmarked $500,000 in cash raised through our recent private equity placement for this purpose. This will allow us to pursue new customers that more than replace the revenue lost to attrition. This sales force will be based in Chicago, where the smallest of our three major customer bases is and also where we have the most underutilized network capacity, allowing us to turn a profit quicker than we could elsewhere and maybe within 6 months.

         Our overall financial condition improved significantly with the recent private equity placement and the increased liquidity it brought. However, we do continue to use cash and at our current pace we would run out of cash this year if we were not able to successfully convert the warrants issued in the private placement, raise additional funds or acquire a cash flow positive company.

         To combat this, we would be able to reduce or eliminate certain general and administrative expense items, defer salaries or eliminate costly vendors. These spending cuts would return the company to the break even point or result in a net income. Because doing so would halt our growth plans, we do not intend to make these cuts unless we are unable to continue pursuing our growth model.

         We continue to incur operating losses because we have readied the company for rapid growth "out of the gate" as soon as we convert the private placement warrants. We have the necessary equipment, infrastructure, personnel, experience and processes to handle a much higher volume of customers. If we cut back on these expenses before we have a chance to utilize them we will save money in the short term but seriously hinder our ability to grow.

         Our main items of concern with our operating results are the declining revenue that results from customer attrition as described above and the corresponding decrease in cash flow, which was negative to begin with. These items in tandem cause concern because the only way to remedy them is to spend more cash on sales and retention. We currently do not have an active sales force and only one employee dedicated to retention, so our revenue and cash flow from operations have recently been decreasing.

         We believe that the money we expect to receive from investors exercising their warrants to purchase our stock will be sufficient not only to stabilize our current revenue, but to rapidly grow our customer base and increase our revenue, provide a positive cash flow from operations and start earning a net income on a regular basis. If we are able to successfully convert most of the warrants outstanding and set aside $500,000 specifically for a new sales force in Chicago, we believe we will be able to successfully become a profitable company within 6 months of that successful conversion. If we are unable to successfully convert a majority of the warrants, we will be forced to seek other debt or equity funding or to cut expenses by laying off employees or discontinuing certain services provided by our vendors.

         Our auditors have expressed doubt as to our ability to continue as a going concern. Because of the telecommunications industry's declining revenue trend and the fact that we cannot stabilize or increase our revenue and cash flow without a sales force, we believe that we need to recruit, train and retain an effective sales force. In order to do this, we need to obtain additional funding in the minimum amount of $500,000. Our intent is to raise this cash by calling the warrants issued in our recent private equity placement. If we are not able to do this and cannot raise additional debt or equity financing by other means, we may not be able to continue as a going concern. We believe that we have a very valuable business and have no intention of discontinuing our operations. We will do everything in our power to obtain additional financing and continue to carry out our business model.

         Market trends in our industry are shifting towards Voice over Internet Protocol (VoIP), and we have also developed our own VoIP product offering. VoIP has been gaining large scale acceptance as companies like Packet-8, Skype and Vonage continue to broadly advertise their services. These pioneering companies have paved the way for smaller, more agile companies like us by spending their time and money developing working VoIP platforms and then exerting significant effort to spread the word about VoIP, thereby leading to the large scale acceptance of which we are now in the midst.

         We believe that we see an excellent opportunity as a business VoIP provider since none of the major VoIP providers are targeting businesses. Our barrier to entry into VoIP was minimal when you consider the potential return. Since our network consulting company, Obelix, had already done all necessary research and development, we were able to upgrade our network to provide VoIP for a one time cost of $79,000 in equipment, which we funded from the proceeds of our recent private equity placement.

         Another major trend in our industry is towards managed services like managed or hosted exchange (for email), managed PBX (for call features and routing) and data storage or disaster recovery. These services and others like them will be a great addition to the services we already provide and will allow our customers more freedom and options that could be added on to their existing services. Each of these services will be very inexpensive for us to provide and would bolster our gross margins and cash flow from operations. Theses services will also further entrench our customers with us as they would have more services committed to one provider, making it more likely that they will opt to renew their contracts at the end of their terms.

         Managed services will be an excellent addition to our product offerings and we are currently researching the order in which we want to roll them out.

         There are risks associated with providing these new products, and while the monetary costs to provide these new products are not great, the time and effort involved in providing them are substantial, especially considering our need for a regular sales force selling our existing products. The major risks are that we could start providing a service that nobody wants to buy, that we are not good at selling or that other companies will be able to provide the service at lower prices, maybe even below our cost. In any one of these three scenarios, we would again add to our negative cash flow from operations and take a further net loss, something we can ill afford to do.

         There are very good opportunities available in our industry. Any company with a strong sales force can profit from "traditional" telephone and internet services, VoIP, managed services, secure wide area networks, wireless internet access and other complimentary services. We have the infrastructure in place to compete in the marketplace and to profit from our business model, but we need to start with a sales force and continue to build upon it by layering on additional services for our sales force to sell (like disaster recovery) and allowing our service offerings to evolve with the market (like VoIP). Looking retrospectively at the merger between Mailkey and IElement in January 2005, it becomes apparent that the merged company made the correct decision in jettisoning its old anti-spam product. Even at that time, there were two or three companies that had already deployed a good anti-spam product and were well on their way to achieving a dominant market share. We estimated that the old Mailkey anti-spam product would've required an additional $1 million in research and development costs to completely develop, and there were no assurances that we would have ever been able to sell that product. In fact, it seems likely that we would never have produced a product that could compete with those already on the market. We believe that the direction we've taken IElement with regards to winding down the anti-spam business and concentrating on the business of providing telecommunications service is a great turnaround for the company and one that will benefit our shareholders.

         We compete with both competitive local exchange carriers (CLECs) like ourselves, who lease certain access lines from incumbent local exchange carriers (ILECs), and the ILECs themselves. Some examples of our ILEC competitors are Verizon Communications and AT&T. Some examples of our CLEC competitors are XO Communications and CBeyond Communications. We also compete with internet service providers (ISPs), but since their product offerings are typically limited in comparison to ours, this competition has little effect on our operations or planning.

         Most of our competitors are larger than us, both in terms of employment and revenue. A number of telecommunications firms either went out of business during the telecom downturn or have been acquired by larger carriers. Because of our size, we are more agile and can quickly adapt the changes in the marketplace and exploit our larger competitors' inability to react quickly, beating them to market with a new product or working more closely with a particular customer to personalize their service.

         We provide our own in-house live technical support 24 hours a day, 365 days a year, many of our customers know our employees by our first names and are much more comfortable working with a small, service-oriented company like IElement.

OUR PLAN OF OPERATION

         IElement is a facilities-based nationwide telecommunications communications service provider for small and medium sized enterprises.

         IElement seeks to provide broadband data, voice and wireless services using integrated T-1 lines with a Layer 2 Private Network/Wide Area Network (WAN) solution to provide dedicated Internet access services, customizable business solutions for voice, data and Internet, and secure communications channels between our customers' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices.

         IElement has undertaken steps to present itself under the tradename IElement to its customer base and target market and will continue to take steps to notify, inform and/or promote the name of IElement. We now aim to grow the business of IElement and establish it as a profitable national added-value carrier.

         On November 10, 2005, the Company announced its intention to enter into the Voice Over Internet Protocol ("VOIP") market. The Company subsequently purchased the equipment necessary to begin providing VOIP services and identified a partner with VOIP expertise to assist in the planning and implementation.

         We purchased VoIP equipment for $80,000 and have identified Comm Partners as a VoIP partner, an un-related entity. The costs related to further development of our VoIP product are limited to our potential purchase of a new platform that will handle much more capacity than we currently can handle. That platform could cost up to 100,000 for what we would want to do.

         We estimate the cost to enter the Chicago market to be approximately $500,000 from May 1, 2006 through March 31, 2007 before operations there become profitable. The $500,000 to start the sales force in Chicago covers all costs associated with acquiring a new office, staffing, training and managing a sales force and installation engineers, acquiring additional bandwidth or connections to accommodate new customers there, paying commissions and agent fees. The Company's current offices and equipment will support the Dallas and Los Angeles service. We will however have increased overall costs for additional marketing, including telemarketing services. Our next target markets are smaller cities in the Midwestern region that have yet to be identified.

         The Company expects that a budgeted amount of approximately $650,000 for monthly operations shall be sufficient for 18 months of operations, including the expansion into the Dallas, Chicago and Los Angeles markets.

         Upselling added value managed services will not cost a significant amount of money and began on May 1, 2006.

         The VoIP testing phase has been completed. We began aggressively marketing VoIP on May 1, 2006.

         IElement's focus is to become a profitable national Communication Service Provider (CSP) from California to Florida. IElement's added value, managed service strategy includes the potential development of additional subscription model services such as Managed Microsoft Exchange(tm), prepaid and postpaid cellular services, email and network security, residential/ business based wireless, and Managed Blackberry(tm) services. The development of these services would allow IElement to offer Small and Medium-sized Enterprises ("SMEs") the access to large enterprise type applications with little or no software purchase, hardware investment, upgrade concerns, or full-time administration of these services. These sell-through services should increase the Average Revenue Per Customer ("ARPC"), as well as help improve customer retention.

         As an "added-value" provider we intend to provide services that enhance our customers' ability to communicate on top of or along with basic internet access or telephone service.

The Company intends to:

         Initially concentrate its resources on adding customers in the Dallas, Los Angeles and Chicago markets, while extending its sales reach smaller as of yet unidentified cities in the Midwest region of the United States.

         Build out the necessary infrastructure to sell IElement broadbandservices (wireless or wireline), as well as reselling voice services over the same T1 or wireless equivalent.

         Upsell added value managed services to our current and future customer base to raise our ARPC. We believe that existing infrastructure can serve multiple new markets as they are brought online in advance of the need for additional capital expenditures or additional software licenses. The cost associated with this goal is minimal and our efforts are beginning immediately.

         Seek acquisitions of wireless ISPs (WISPs) and other suitable telephony and/or data carriers in secondary and tertiary markets that can be layered onto the Company's current network including equipment and lines already owned or leased. We believe that such acquisitions would enable greater economies of scale and operating efficiencies. The Company is continuously exploring potential acquisitions in this regard.

         Begin aggressively marketing VOIP to the Company's current and potential customers. The Company is currently working diligently to add a small VOIP customer base upon which it can use as a base to aggressively market and expand this base. We have already begun such efforts and will continue to do so in the future. As noted above, we are initially concentrating on adding customers in the Dallas, Los Angeles and Chicago markets.

         Our focus is to become a profitable national Communication Service Provider (CSP) from California to Florida. Our added value, managed service strategy includes the potential development of additional subscription model services such as Managed Microsoft Exchange, prepaid and postpaid cellular services, email and network security, residential/ business based wireless, and Managed Blackberry(tm) services. The development of these services would allow us to offer SMBs access to Enterprise type applications with little or no software purchase, hardware investment, upgrade worries, or full-time administration of these services. These sell through services should increase the Average Revenue Per Customer, as well as help improve customer retention.

         We anticipate that the number of people who we employ may increase substantially over the next 12 months as we continue to execute on our business plan.

         The costs of implementing our business plan will be derived both from operating revenues and proceeds received from the exercising of warrants by the Selling Stockholders.

         The building out of I-Element's necessary infrastructure includes purchasing or leasing new telephone switches, the cost of which is expected to be in the range of $200,000 to $600,000 depending on whether we upgrade switches in one market or two and what features the new switches come with. We intend to begin building out infrastructure in May, 2006 and estimate completion by May, 2007.


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2006 COMPARED TO PERIOD ENDED DECEMBER 31, 2004

         Along with other changes to its Articles of Incorporation adopted on March 7, 2005, IElement changed its fiscal year from a December 31 year-end to a March 31 year-end. The last December 31 year-end occurred on December 31, 2004. A transitory period followed from January 1, 2005 through March 31, 2005 and those financial results and appropriate notes are also included in this filing.


REVENUES

         Revenues were $4,550,092 for the fiscal year ended March 31, 2006, as compared to $5,954,772 for the period ended December 31, 2004. This decrease was due to a significant difference in our operations between the two periods. In the period ended December 31, 2004 we had $513,335 in consulting income realized from a one time agreement with a wireless internet provider and another $146,171 in income from settlements with former customers. Accordingly, our recurring revenue base for the period ending December 31, 2004 was $5,295,266. Moreover, to some extent the decrease in revenue between the two periods was due to our decision not to invest in developing and employing a sales force, and that decision has led to some customer attrition. We plan to hire a sales force this year.

COST OF REVENUES

         Cost of revenues excluding depreciation was $2,838,021 for the fiscal year ended March 31, 2006 and $3,042,978 for the period ended December 31, 2004.

OPERATING EXPENSES

         Operating expenses excluding cost of revenues for the fiscal year ended March 31, 2006 were $3,554,088 compared to $3,497,700 for the period ended December 31, 2004. The increase in operating expenses was primarily related to expanding our service offerings.

GAIN (LOSS) FROM OPERATIONS

         Loss from operations for the fiscal year ended March 31, 2006 was $1,842,017 compared to $710,974 for the period ended December 31, 2004. EBITDA for the fiscal year ended March 31, 2006 was ($1,039,550) but more than half of that loss was non-cash items. In particular, we issued stock for services in the amount of $522,748 for the year ended March 31, 2006. Much of that stock was issued to consultants advising the Company in matters pertaining to our private equity placement, shifting our business model toward Voice over Internet Protocol (VoIP) technology and service, expanding our produce offerings and gaining entry to smaller less competitive markets. Our net operating loss before interest, depreciation, amortization and non-cash items for the period ended March 31, 2006 was $486,802, or less than half a penny per share.

INTEREST EXPENSE

         Interest expense was $534 and $138,576 for the years ended March 31, 2006, and December 31, 2004, respectively. Interest expense including factor fees for the years ended March 31, 2006 and December 31, 2004 were $107,136 and $276,597, respectively. Factor fees are very similar to interest charges.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

         Net loss applicable to Common Stock was $1,842,017 for the fiscal year ended March 31, 2006, compared to a loss of $710,974 for the period ended December 31, 2004. Net loss per common share was $0.02 for the fiscal year ended March 31, 2006, and $0.06 for the period ended December 31, 2004.

         The loss in the year ended March 31, 2006 can be attributed mostly to expenses that remained steady while revenue declined. The cost of consulting fees in conjunction with the Company's private equity placement also added to the loss for the year ended March 31, 2006. The loss for the year ended December 31, 2004 can be attributed to high interest costs on our outstanding promissory notes and large factoring expenses associated with the financing of accounts receivables. In addition, for both periods the Company had a large amortization expense for the customer list it purchased in 2003.


LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of March 31, 2006 we had a cash balance of $719,450.

         In order to facilitate working cash flow, the Company factors or sells approximately 99% of accounts receivables for its customer billing with an outside agency, thereby receiving 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor. We do not otherwise maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from factoring customer receivables and the sale of equity and debt securities. Factoring allows us to receive virtually immediate cash from customer invoices. When each customer pays the third party directly, we receive another 22.75%, so the total cost to us for the third party's advance to us, their payment for processing and collections is 2.25%. Factoring in this manner is a financing alternative to credit card processing.

         The Company recently closed a private placement offering for an aggregate sale price of $1,579,375, of which up to 10% is subject to deduction for fees in connection with the private placement, and warrants for the purchase of and aggregate total of 22,562,500 at a strike price of $.10 per share. The proceeds of the private placement offering improved the Company's cash balance and if a majority of the warrants are exercised I-Element will receive an additional $2,256,250 which would be more than sufficient to satisfy the Company's cash needs for its current operations. In addition, if only half of the warrants are exercised, I-Element will be able to comfortably sustain its current operations.

         In the event that none of the warrants are exercised, or only nominal number of the warrants are exercised, I-Element will require additional funds, above its operating revenues, to sustain operations and grow the business. In this event, I-Element plans to seek additional capital in the form of additional private placements of its capital stock or short terms loans or both. In the event that I-Element seeks additional capital through the sale of its stock, there will be a dilutive impact on its outstanding common stock.

         As of June 27, 2006, our gross accounts receivable totaled $351,530.
We have set aside an allowance of $12,165 against that balance for uncollectible accounts. The net amount we expect to receive is $339,365. As a telecommunications provider, we bill for our services up front, so therefore we have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers' telephone and internet services if they do not pay their bill.

         As of March 31, 2006 I-Element had total notes payable and outstanding in the aggregate principal amount of $634,684.45 owed to 14 note holders. As of March 31, 2006 I-Element was current in all obligations except for past due total payments of $7500. None of the notes are interest bearing. The following is a more detailed discussion of the 14 notes.

         On January 19, 2005, I-Element issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956.16 (the "Notes") with no interest. In particular, the Notes are payable to Heather Walther ($20,000), Kramerica, Inc. (aggregate of $120,000), Mary Francis Strait Trust ($55,611.15), Peter Walther ($30,000), Richard Zweig ($20,000), Richard Zweig IRA ($27,500) and Strait Grandchildren Trust ($103,845.01). Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of I-Element. I-Element did not make any payments on the Notes.

         On March 25, 2006 each of the eight (8) Notes were cancelled and I-Element issued new convertible promissory notes to the same individuals in the same principal amount of $376,956.16, again with no interest thereon. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into I-Element's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of I-Element as were the original Notes.

         On August 8, 2005, I-Element issued four (4) promissory notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006. I-Element did not make the February, 2006 payment.

         On March 25, 2006 each of the four (4) Notes were cancelled and I-Element issued new convertible promissory notes to the same individuals in the same principal amount of $183,097, again with no interest thereon. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into I-Element's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes.

         The issuance of new convertible promissory notes on March 25, 2006 in exchange for the previous promissory notes allowed I- Element to extend the first payment date on all twelve of these Notes from February 2006 until September 2006 in exchange for the added conversion feature. The twelve Note Holders would be able to collectively convert their Notes into 16,001,519 shares of I-Element common stock at a price of $0.035 per share. This could have a dilutive impact on the Company's outstanding common stock. If all 16,001,519 shares of common stock are converted, these shares would represent approximately nine (9%) percent of I-Element's outstanding shares with I-Element only receiving approximately half the market value for such shares, based on the current market price.

         The remaining two notes are held by Duane Morris ($34,631.29 as of June 5, 2006) and Palladian ($30,000 as of June 5, 2006). The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of June 5, 2006 I-Element is past due on its payments on the Duane Morris note, but has been paying $2500 per month and intends to continue to do so. The Palladian note was issued on August 29, 2005 and is being paid in fourteen monthly installments beginning September 5, 2005 and ending October 28, 2006. As of June 5, 2006, I-Element is past due approximately $15,000 on the Palladian note but is making regular monthly payments in the amount of $2500.

         I-Element's total debt servicing requirements on the fourteen (14) outstanding promissory notes over the next twelve months is approximately $204,644. In particular, beginning in September 2006, I-Element will begin debt service on the twelve 12) convertible promissory notes issued March 25, 2006 in the monthly amount of $15,557. In addition, within the next twelve months I-Element will complete payments on the remaining principal balances owed to Duane Morris and Palladian ($64,631 as of June 5, 2006).

         Although cash flow from current business operations alone would not likely be sufficient to satisfy I-Element's current debt obligations. I-Element intends to satisfy its debt repayment obligations through a combination of the following. First, through cash flows from current business operations. Second, I-Element is actively seeking acquisitions of business with positive cash flow, which cash flow could assist in debt servicing requirements. Third, from the proceeds from the exercise of the warrants, the stock underlying which is being registered herein. Fourth, renegotiating the terms of the debt obligations and in particular the debt obligations to Mr. Zweig and his family. Finally, I-Element would not be required to make cash payments on those debt obligations which are converted. Twelve of the Notes may be converted at $.035 per share, which is currently half of the market price.

         On February 14, 2006 we settled the breach of contract litigation against Communications Plus, Inc., a California company d/b/a Global Communications, ("Global") for $27,000 payable to Global Communications in periodic payments beginning February 14, 2006 and ending December 1, 2006.

            On April 19, 2005 KK Solutions, Inc., a California corporation d/b/a Three 18, Inc. ("KK"), filed a complaint against us and CEO Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to KK. On May 2, 2006 we settled the litigation for a total settlement amount of $26,500 payable in periodic payments beginning on May 2, 2006 and ending on July 2, 2006.

         IElement is not aware of any undisclosed actual or contingent liabilities.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

         Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report.


OFF-BALANCE SHEET ARRANGEMENTS

         As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

                                  RISK FACTORS

         An investment in the Common Stock of the Company is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating the Company and its business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Registration Statement.

The following risk factors should be considered carefully in addition to the other information contained in this prospectus:

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY WHICH RAISES SUBSTANTIAL DOUBT AS TO OUR ABILITY TO SUCCESSFULLY DEVELOP PROFITABLE BUSINESS OPERATIONS

         We have a limited operating history. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the telecommunications industry. We have yet to generate significant revenues from operations and have been focused on organizational, development, and market analysis and fund raising activities. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including:

         -        our ability to raise adequate working capital;
         -        success of our development;
         -        demand for our services;
         -        the level of our competition;
         - our ability to attract and maintain key management and employees; and
         - our ability to efficiently produce and establish facilities for treatment in a highly competitive and speculative environment while maintaining quality and controlling costs.

         To achieve profitable operations, we must, alone or with others, successfully execute on the factors stated above, along with continually developing ways to enhance our production, marketing and treatment efforts, when commenced. Despite our best efforts we may not be successful in our development efforts or obtain required regulatory approvals.

WE HAVE HISTORICALLY INCURRED LOSSES AND LOSSES MAY CONTINUE IN THE FUTURE

         We have generated an accumulated deficit of $3,665,578 at March 31, 2006. Inasmuch as we will continue to have operating expenses and will be required to make significant up-front expenditures in connection with the proposed development of our business, we may continue to incur losses for at least the next 12 months and until such time, if ever, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. There can be no assurance that we will be able to generate significant revenues or achieve profitable operations. It may be necessary to raise capital through issuing equity which could cause dilution and/or negatively affect the price of our common stock.

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

         The report of our independent registered public accountants on our 2006 financial statements, as included in this 10-KSB, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS, OUR BUSINESS OPERATIONS WILL BE CURTAILED.

         Our operations have relied almost entirely on external financing to fund our operations, including the expansion into VoIP. Such financing has historically come from a combination of borrowings from, and sale of capital stock to, third parties. Although our recent private placement has provided us with funds to operate for the next twelve months, we may in the future need to raise additional capital to fund anticipated operating expenses and future expansion. We anticipate receiving funds from the exercise of the Warrants by the Selling Stockholders, however, if for some reason, the Warrants are not exercised, we may need to curtail expansion plans. Among other things, external financing will be required to cover our operating costs. The sale of our capital stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be available on terms we find acceptable. If we cannot obtain additional funds when needed, we may be forced to curtail or cease our activities, which may result in the loss of all or a substantial portion of your investment.

WE ARE DEPENDENT ON THE EFFORTS OF OUR EXECUTIVE OFFICERS AND SENIOR MANAGEMENT.

         Our success depends largely upon the continued services of our executive officers and other key personnel. A small number of key management, operating employees and consultants manage our telecommunications business. In particular, we rely heavily on the services of our CEO, Mr. Ivan Zweig and our Chief Technology Expert, Mr. Alex Ponnath. Mr. Ponnath is a consultant, independent contractor who has been working with I-Element since February, 2000. Our loss of either gentlemen or their failure to work effectively as a team could materially adversely impact our telecommunications business. Competition for qualified executives in the telecommunications and data communication industries is intense and there are a limited number of persons with applicable experience. In addition, the remaining fourteen employees have worked together for several years and operate well as a team. Accordingly, the loss of any of our employees could effect the overall management of our business.

         Effective January 18, 2005 we entered into an employment agreement with Ivan Zweig, our chairman and chief executive officer. This agreement provides that Mr. Zweig may discontinue his employment with us after providing us with little notice of his decision (typically one month). As a result, Mr. Zweig could terminate his employment with us at any time without penalty and go to work for one of our competitors. We believe that we have offset this risk to some degree by maintaining a key person life insurance policy on Ivan Zweig.

BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES WE NEED TO SUPPORT OUR PLANNED GROWTH.

         To execute our growth plan, we must attract and retain highly qualified personnel. We may need to hire additional personnel in virtually all operational areas, including selling and marketing, operations and technical support, programming, technology, engineering, customer service and administration. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Although competition for highly skilled and competent employees is a risk faced by all businesses and by our competitors, many of our competitors have greater resources than we do and therefore can offer more attractive compensation packages.

IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, SUCH COMPANIES AND TECHNOLOGIES COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE MANAGEMENT'S TIME AND ATTENTION AND DILUTE STOCKHOLDER VALUE.

         We intend to acquire or make investments in complementary companies, businesses, assets and/or technologies in the future. We have not made any acquisitions or investments to date, and therefore, our ability to make acquisitions or investments is unproven. Moreover, we have not currently entered into any material definitive agreements for acquisitions, although we have engaged in preliminary and informal discussions. Acquisitions and investments involve numerous risks, including:

         o inability to generate sufficient revenue or growth in revenue or to offset acquisition or investment costs;
         o difficulties in integrating operations, technologies, service and personnel;
         o diversion of financial and management resources from existing operations;
         o        risk of entering new markets; and
         o        potential loss of key employees;
         o difficulties integrating the operations and personnel of acquired companies;
         o the additional financial resources required to fund the operations of acquired companies;
         o        the potential disruption of our business;
         o our ability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product and service offerings;
         o the difficulty of maintaining uniform standards, controls, procedures and policies;
         o        the potential loss of key employees of acquired companies;
         o the impairment of employee and customer relationships as a result of changes in management; and o significant expenditures to consummate acquisitions.

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

         As a part of our acquisition strategy, we may engage in discussions with various businesses respecting the potential acquisition. In connection with these discussions, we and each potential acquired business may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms and conditions of the potential acquisition. In certain cases, the prospective acquired business may agree not to discuss a potential acquisition with any other party for a specific period of time, may grant us certain rights in the event the acquisition is not completed, and may agree to take other actions designed to enhance the possibility of the acquisition. Potential acquisition discussions may take place over a long period of time, may involve difficult business integration and other issues, and may require solutions for numerous family relationship, management succession and related matters.

         As a result of these and other factors, potential acquisitions that from time to time appear likely to occur may not result in binding legal agreements and may not be consummated. Our acquisition agreements may contain purchase price adjustments, rights of set-off and other remedies in the event that certain unforeseen liabilities or issues arise in connection with an acquisition. These remedies, however, may not be sufficient to compensate us in the event that any unforeseen liabilities or other issues arise.


OUR GROWTH COULD STRAIN OUR PERSONNEL AND INFRASTRUCTURE RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

         As we implement our business plan, we may experience a period of rapid growth in our employee roster and operations, which may place a significant strain on our management, administrative, operational and financial infrastructure.

         Our success will depend in part upon the ability of our senior management to manage this growth effectively, including attracting additional skilled personnel. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business will likely be harmed. To manage the expected growth of our operations and personnel, we will need to continually improve our operational, financial and management controls and our reporting systems and procedures. The additional headcount and capital investments we are adding will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth, we will be unable to execute our business plan.

THE MARKET IN WHICH WE PARTICIPATE IS INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR OPERATING RESULTS, STOCKHOLDER VALUE AND PLANNED GROWTH WILL SUFFER.

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

WE MAY BECOME INVOLVED IN LITIGATION, WHICH COULD BE COSTLY AND TIME CONSUMING TO DEFEND.

         We may become involved in litigation such as securities class actions, intellectual property, employment (unfair hiring or terminations) and/or issues pertaining to delivering E911 services, among others. For example, we may be subject to lawsuits by parties claiming that we did not offer E911 services that are required by law at increasingly higher standards. Parties trying to call 911 from locations that we service may not be able to complete the call based on the fact that a T1 is a digital service and that emergencies such as fires, power outages, or simple equipment failure could disable the ability of a person to dial out over our local lines. Any of these parties could potentially claim that we are interfering with the lawful conduct of their business. Although we believe we have properly informed our customers, given them information on backup E911 procedures, as well as paying for backup lines to be installed, risk of litigation cannot be entirely eliminated. Litigation involves costs in defending the action and the risk of an adverse judgment.

         On February 14, 2006 we settled the breach of contract litigation against Communications Plus, Inc., a California company d/b/a Global Communications, ("Global") for a total settlement amount of $27,000 payable in periodic payments beginning on February 14, 2006 and ending December 1, 2006.

         On April 19, 2005 KK Solutions, Inc., a California corporation d/b/a Three 18, Inc. ("KK"), filed a complaint against us and CEO Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to KK. On May 2, 2006 we settled the litigation for a total settlement amount of $26,500 payable in periodic payment beginning on May 2, 2006 and ending on July 2, 2006.

THE FAILURE OF OUR CUSTOMERS TO PAY THEIR BILLS ON A TIMELY BASIS COULD ADVERSELY AFFECT OUR CASH FLOW.

         Our target customers consist of residences and small businesses. We anticipate having to bill and collect numerous relatively small customer accounts. We may experience difficulty in collecting amounts due on a timely basis. Although we will have the ability to discontinue services for untimely payments some customers may have moved or may not desire continued services, in which case collection could be very difficult. Our failure to collect accounts receivable owed to us by our customers on a timely basis could have a material adverse effect on our business, financial condition, results of operations and cash flow.

         As of June 27, 2006, our gross accounts receivable totaled $351,530. We have set aside an allowance of $12,165 against that balance for uncollectible accounts. The net amount we expect to receive is $339,365. As a telecommunications provider, we bill for our services up front, so therefore we have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers' telephone and internet services if they do not pay their bill.

WE MAY BE UNABLE TO ADAPT TO RAPID TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS.

         The communications industry is subject to rapid and significant changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We will need to use technologies effectively, continue to develop our technical expertise and enhance our existing products and services in a timely manner to compete successfully in this industry. We may not be successful in using new technologies effectively, developing new products or enhancing existing products and services in a timely manner in order to compete. In particular, it was and will continue to be a costly process to upgrade our networks to accommodate VoIP traffic. If a more advanced technology is developed and implemented in the telecommunications industry we may not be able to adapt or adapt quickly enough to effectively compete.

THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY REGULATED AND AMENDMENTS TO OR REPEALS OF EXISTING REGULATIONS OR THE ADOPTION OF NEW REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

         Federal, state and local regulation may affect our telecommunications business. Since regulation of the telecommunications industry in general, and the CLEC industry in particular, is frequently changing, we cannot predict whether, when and to what extent new regulations will affect us. The following factors, among others, may adversely affect our business, financial condition and results of operations:

         o        delays in obtaining required regulatory approvals;
         o        new court decisions;
         o        the enactment of new adverse regulations; and
         o        the establishment of strict regulatory requirements.


INDUSTRY CONSOLIDATION COULD MAKE IT MORE DIFFICULT TO COMPETE.

         Companies offering Internet, data and communications services are, in some circumstances, consolidating. We may not be able to compete successfully with businesses that have combined, or will combine, to produce companies with substantially greater financial, sales and marketing resources, larger client bases, extended networks and infra-structures and more established relationships with vendors, distributors and partners than we have.

                  RISKS RELATED TO OUR STOCK

WE HAVE NOT PAID DIVIDENDS TO OUR STOCKHOLDERS.

         We have never paid, nor do we anticipate paying, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends. Individuals who purchase our common stock from the Selling Shareholders will not receive income on such investment from the Company paying dividends. Any potential profit on the investment will be the result of an increased stock price, and the ability of an investor to sell the stock at such an increased price.

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

DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

         Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or security analysts, the price of our common stock could fall substantially. Our quarterly revenue and operating results may fluctuate as a result of a variety of factors, many of which are outside our control, including:

         o the amount and timing of expenditures relating to the rollout of our POTS and VoIP service offerings;
         o our ability to obtain, and the timing of, necessary regulatory approvals;
         o the rate at which we are able to attract customers within our target markets and our ability to retain these customers at sufficient aggregate revenue levels;
         o        our ability to deploy our network on a timely basis;
         o        the availability of financing to continue our expansion;
         o        technical difficulties or network downtime; and
         o the introduction of new services or technologies by our competitors and resulting pressures on the pricing of our service.

FUTURE SALES BY OUR STOCKHOLDERS MAY HAVE THE AFFECT OF LOWERING OUR STOCK
PRICE.

         Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. We are registering for resale in the recently filed SB-2 more than 100% of the current public float, and accordingly, the number of shares trading in the open market will increase by over 100%. This large increase in available common stock may have a depressive effect on our stock price.

OUR COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET MAY DEVELOP. ACCORDINGLY INVESTORS MAY HAVE DIFFICULTY SELLING THEIR SHARES DUE TO THE LACK OF AN ACTIVE AND LIQUID PUBLIC MARKET FOR OUR SHARES.

         Our common stock has traded on the Over-the-Counter Bulletin Board. Thinly traded common stock is typically significantly more volatile than common stock trading in an active public market.

         The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for small cap and micro cap technology companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. We cannot assure you that our common stock will trade at the same levels of our stocks in our industry or that our industry stocks in general will sustain their current market prices. Factors that could cause such volatility may include, among other things:

         o actual or anticipated fluctuations in our quarterly operating results
         o        large purchases or sales or our common stock
         o        announcements of technological innovations
         o        changes in financial estimates by securities analysts
         o        investor perception of our business prospects
         o        conditions or trends in the telecommunications industry
         o changes in the market valuations of other industry-related companies
         o the acceptance of market makers and institutional investors of our business model and our common stock; and
         o        worldwide economic or financial conditions.

INVESTORS IN OUR SECURITIES MAY SUFFER DILUTION. THE SELLING STOCKHOLDERS DELINEATED IN OUR RECENTLY FILED SB-2 INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The issuance of shares of our common stock, or shares of our common stock underlying warrants, options or preferred stock will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in our company.

         The Selling Stockholders delineated in our recently filed SB-2 intend to sell in the public market the shares of common stock being registered in this offering. To the extent the Selling Stockholders acquired their shares or warrants at prices less than the current trading price of our common stock, they may have an incentive to immediately resell such shares in the market which may, in turn, cause the trading price of our common stock to decline. Significant downward pressure on our stock price caused by the sale of stock registered in this offering could encourage short sales by third parties that would place further downward pressure on our stock price.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

         o        With a price of less than $5.00 per share;
         o        That are not traded on a "recognized" national exchange;
         o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must have a price of not less than $5.00 per share); or
         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

         We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of the company's internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2008. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We are a young company with limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with
Section 404 and other requirements of the Sarbanes-Oxley Act.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                        CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
                                       AND
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                        CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
                                       AND
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004




                                TABLE OF CONTENTS




Consolidated Audited Financial Statements:
                                                                         PAGE(S)
                                                                         -------

Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheet as of March 31, 2006                            F-2

Consolidated Statements of Operations for the Years Ended
  March 31, 2006 and December 31, 2004 and 2003 and the
  Three Months Ended March 31, 2005 and 2004                               F-3

Consolidated Statement of Changes in Stockholders' (Deficit) for
  the Years Ended March 31, 2006 and December 31, 2004 and 2003
  And the Three Months Ended March 31, 2005                               F-4-5

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2006 and December 31, 2004 and 2003 and the
  Three Months Ended March 31, 2005 and 2004                              F-6-7

Notes to Consolidated Financial Statements                                F-8-30

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants
                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                                          (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

IElement Corporation and Subsidiary
Dallas, Texas

We have audited the accompanying consolidated balance sheet of IElement Corporation and Subsidiary (the "Company") as of March 31, 2006 and the related statements of operations and cash flows for the years ended March 31, 2006, December 31, 2004 and 2003 and the three months ended March 31, 2005 and the related statement of stockholders' equity (deficit) for the years ended March 31, 2006 and December 31, 2004 and 2003 and the three months ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IElement Corporation and Subsidiary as of March 31, 2006 and the results of its operations and cash flows and changes of stockholders' equity(deficit) for the years ended March 31, 2006 and December 31, 2004 and 2003 and three months ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended March 31, 2006 and December 31, 2004 and 2003 and the three months ended March 31, 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005. The Company reclassified from amounts recorded as Goodwill in a 2003 transaction to an acquisition of Customer Lists. The effect of this reclassification was to recognize the amortization of the Customer Lists for the periods indicated above. The net effect on operations was to increase net loss and accumulated deficits of the Company for each period restated. The amounts recognized were $415,933, $311,950 and $103,983 for the December 31, 2004,
December 31, 2003 and the March 31, 2005 periods, respectively. See note (9).

/s/ BAGELL, JOSEPHS LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

June 28, 2005

MEMBER OF:      AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS



                        IELEMENT CORPORATION AND SUBSIDIARY
                           (formerly Mailkey Corporation)
                             CONSOLIDATED BALANCE SHEET
                                   March 31, 2006


                                       ASSETS
                                                                        March 31,
                                                                          2006
                                                                       -----------
CURRENT ASSETS:
  Cash and cash equivalents                                            $   719,450
  Accounts receivable, net                                                 502,597
  Other current assets                                                         109
                                                                       -----------

          TOTAL CURRENT ASSETS                                           1,222,156
                                                                       -----------

  Fixed assets, net of depreciation                                        709,172
                                                                       -----------

OTHER ASSETS:
  Customer List, net of amortization                                       831,865
  Deposits                                                                 118,487
                                                                       -----------

          TOTAL OTHER ASSETS                                               950,352
                                                                       -----------

TOTAL ASSETS                                                           $ 2,881,680
                                                                       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Current portion - notes payable                                      $   168,899
  Lines of credit payable                                                    6,027
  Accounts payable and accrued expenses                                  1,199,914
  Customer deposits                                                        136,220
  Receivable financing payable                                             399,251
  Commissions payable                                                       14,364
  Deferred revenue                                                         676,759
                                                                       -----------

          TOTAL CURRENT LIABILITIES                                      2,601,434
                                                                       -----------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion                                    465,785
                                                                       -----------

          TOTAL LONG-TERM LIABILITIES                                      465,785
                                                                       -----------

      TOTAL LIABILITIES                                                  3,067,219
                                                                       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
    -0- shares issued and outstanding at March 31, 2006                         --
  Common stock, $.001 Par Value, 2,000,000,000 shares
  159,035,031 shares issued and outstanding
    at March 31, 2006                                                      159,035
  Additional paid-in capital                                             3,155,447
  Additional paid-in capital - warrants                                    177,757
  Unearned compensation expense                                            (12,200)
  Accumulated deficit                                                   (3,665,578)
                                                                       -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (185,539)
                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 2,881,680
                                                                       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                        F-2







                                            IELEMENT CORPORATION AND SUBSIDIARY
                                              (formerly Mailkey Corporation)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
                                  AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                              RESTATED        RESTATED       RESTATED         RESTATED

                                                            YEARS ENDED                          THREE MONTHS ENDED
                                            ---------------------------------------------   -----------------------------
                                              MARCH 31,      DECEMBER 31,     DECEMBER 31,    MARCH 31,       MARCH 31,
                                                2006            2004            2003            2005            2004
                                              (AUDITED)       (AUDITED)       (AUDITED)       (AUDITED)      (UNAUDITED)
                                            -------------   -------------   -------------   -------------   -------------

OPERATING REVENUE:
   Service income                           $   4,550,092   $   5,954,772   $   4,552,436   $   1,228,411   $   1,530,427

OPERATING EXPENSES
   Cost of sales                                2,838,021       3,042,978       2,716,680         736,275         819,756
   General and administrative                   2,335,195       2,033,764       1,116,810         687,928         458,311
   Selling expenses                               416,426         519,600         518,425         116,263         109,240
   Depreciation & amortization                    695,331         676,739         471,020         172,147         164,386
   Interest expense                                   534         138,576         122,100           6,992          31,354
   Receivable factoring fees                      106,602         129,021         118,504          29,874          33,085
                                            -------------   -------------   -------------   -------------   -------------

       TOTAL OPERATING EXPENSES                 6,392,109       6,540,678       5,063,539       1,749,479       1,616,132
                                            -------------   -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE OTHER (EXPENSE)           (1,842,017)       (585,906)       (511,103)       (521,068)        (85,705)
                                            -------------   -------------   -------------   -------------   -------------

OTHER (EXPENSE)
   Loss on sale of investments                         --        (125,068)        (65,903)             --         (86,558)
                                            -------------   -------------   -------------   -------------   -------------

       TOTAL OTHER EXPENSES                            --        (125,068)        (65,903)             --         (86,558)
                                            -------------   -------------   -------------   -------------   -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES     (1,842,017)       (710,974)       (577,006)       (521,068)       (172,263)

PROVISION FOR INCOME TAXES                             --              --              --              --              --
                                            -------------   -------------   -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHARES        $  (1,842,017)  $    (710,974)  $    (577,006)  $    (521,068)  $    (172,263)
                                            =============   =============   =============   =============   =============

NET LOSS PER BASIC AND DILUTED SHARES       $       (0.02)  $       (0.06)  $    (577,006)  $       (0.01)  $       (1.00)
                                            =============   =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                        105,125,992      11,344,053               1      56,697,484         171,863
                                            =============   =============   =============   =============   =============


                 The accompanying notes are an integral part of these consolidated financial statements.








                                                 IELEMENT CORPORATION AND SUBSIDIARY
                                                   (formerly MailKey Corporation)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) - AUDITED
                                      FOR THE YEARS ENDED MARCH 31, 2006 and December 31, 2004
                                            AND FOR THE THREE MONTHS ENDED MARCH 31, 2005



                               RESTATED       RESTATED       RESTATED       RESTATED      RESTATED      RESTATED
                             ------------   ------------   ------------   ------------  ------------   ------------
                                                                          ADDITIONAL
                                                            ADDITIONAL     PAID - IN                    UNEARNED
                                     COMMON STOCK           PAID - IN       CAPITAL-    ACCUMULATED   COMPENSATION
                                SHARES         AMOUNT        CAPITAL        WARRANTS      DEFICIT        EXPENSE         TOTAL
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance, December 31, 2003,
  as originally stated                  1   $         --   $         --   $         --  $   (265,056)  $         --   $   (265,056)

Prior period adjustment,
  Note 9                               --             --             --             --      (311,950)            --       (311,950)
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance, December 31, 2003,
  (Restated)                            1             --             --             --      (577,006)            --       (577,006)
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------

Issuance of common stock in
  exchange for redemption of
  shares of Integrated
  Communications Consultants
  Corporation ("ICCC") -
  recapitalization             14,369,367         14,369             --             --       (14,369)            --             --

Issuance of common stock as
  1% premium for redemption
  of ICCC shares                  143,687            144             --             --          (144)            --             --

Shares of common stock issued
  in exercise of options           26,400             26             49             --            --             --             75

Accounts payable converted to
  common stock                     35,200             35          4,965             --            --             --          5,000

Issuance of common stock in
  conversion of notes payable     423,209            423        247,577             --            --             --        248,000

Shares issued for cash            206,391            206        119,094             --            --             --        119,300

Net loss for the period as
  originally stated                    --             --             --             --      (295,041)            --       (295,041)

Prior period adjustment,
  Note 9                               --             --             --             --      (415,933)            --       (415,933)
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance, December 31,
  2004, (Restated)             15,204,255         15,203        371,685             --    (1,302,493)            --       (915,605)
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------


Shares of common stock issued
  in exercise of options       16,115,345         16,115         29,667             --            --             --         45,782

Issuance of common stock in
  conversion of notes payable  16,526,236         16,527        809,785             --            --             --        826,312

Effects of reverse merger      34,726,355         34,726       (511,014)            --            --             --       (476,288)

Issuance of shares at $0.025
  per share for services        7,487,587          7,488        179,701             --            --             --        187,189

Issuance of shares at $0.025
  per share in conversion of
  accounts payable                693,280            693         16,639             --            --             --         17,332

Issuance of shares at $0.025
  per share in conversion of
  debt to equity                1,030,672          1,031         24,735             --            --             --         25,766

Net loss for the year ended
  March 31, 2005, as
  originally stated                    --             --             --             --      (417,085)            --       (417,085)

Prior period adjustment,
  Note 9                               --             --             --             --      (103,983)            --       (103,983)
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance March 31, 2005
  (Restated)                   91,783,730   $     91,783   $    921,198   $         --  $ (1,823,561)  $         --   $   (810,580)
                             ============   ============   ============   ============  ============   ============   ============


                        The accompanying notes are an integral part of the consolidated financial statements.




                                                 IELEMENT CORPORATION AND SUBSIDIARY
                                                   (formerly MailKey Corporation)
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) - AUDITED (CONTINUED)
                                      FOR THE YEARS ENDED MARCH 31, 2006 and December 31, 2004
                                            AND FOR THE THREE MONTHS ENDED MARCH 31, 2005



                               RESTATED       RESTATED       RESTATED       RESTATED      RESTATED      RESTATED
                             ------------   ------------   ------------   ------------  ------------   ------------
                                                                          ADDITIONAL
                                                            ADDITIONAL     PAID - IN                    UNEARNED
                                     COMMON STOCK           PAID - IN       CAPITAL-    ACCUMULATED   COMPENSATION
                                SHARES         AMOUNT        CAPITAL        WARRANTS      DEFICIT        EXPENSE         TOTAL
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance, March 31, 2005
  (Restated)                   91,783,730   $     91,783   $    921,198             --  $ (1,823,561)  $         --   $   (810,580)
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------

Issuance of 1,500,000 shares
  at $0.05 per share for
  services                      1,500,000          1,500         73,500             --            --             --         75,000

Issuance of 340,000 shares at
  $0.025 per share for
  conversion of accounts
  payable                         340,000            340          8,160             --            --             --          8,500

Cancelation of 1,498,195 shares
  at $0.025 per share for
  services rendered            (1,498,195)        (1,498)       (35,957)            --            --             --        (37,455)

Issuance of 300,000 shares
  at $0.02 per share for
  services rendered               300,000            300          5,700             --            --             --          6,000

Issuance of 175,000 shares
  at $0.02 per share for
  conversion of accounts
  payable                         175,000            175          3,325             --            --             --          3,500

Issuance of 250,000 shares
  at $0.025 per share for
  services rendered               250,000            250          5,250             --            --             --          5,500

Issuance of 2,000,000 shares
  at $0.04 per share for
  services rendered             2,000,000          2,000         78,000             --            --             --         80,000

Issuance of 1,596,311
  shares at $0.05 per share
  for conversion of
  accounts payable              1,596,311          1,597         70,238             --            --             --         71,835

Issuance of 30,219 shares at
  $0.05 per share for conversion
  of accounts payable              30,219             30          1,330             --            --             --          1,360

Issuance of 325,000 stock
  options at $0.01 for services
  to be rendered, market price
  $0.05                                --         13,000             --             --       (13,000)             0

Adjust value of 4,109,637
  shares by $0.005 per share           --             --        (20,548)            --            --             --        (20,548)

Cancellation of stock options
  at $0.01 for services to be
  rendered, market price $0.05         --             --           (800)            --            --            800              0

Issuance of 44,875,000
  shares at $0.035 per share
  for cash                     44,875,000         44,875      1,525,750             --            --             --      1,570,625

Stock issuance costs                   --             --       (216,563)            --            --             --        (38,806)

Issuance of warrants                   --             --       (177,757)       177,757            --             --       (177,757)

Issuance of 250,000 shares
  at $0.035 per share for
  services rendered               250,000            250          8,500             --            --             --          8,750

Issuance of 3,380,000 shares
  for conversion of
  accounts payable              3,380,000          3,380        140,620             --            --             --        144,000

Issuance of 914,286 shares
  at $0.035 per share for
  services rendered               914,286            914         31,086             --            --             --         32,000

Issuance of 5,870,000 shares
   for services rendered        5,870,000          5,870        340,130             --            --             --        346,000

Issuance of 250,000 shares
  at $0.11 per share for
  services rendered               250,000            250         27,250             --            --             --         27,500

Issuance of 168,680 shares at
  $0.11 per share for
  conversion of accounts
  payable                         168,680            169         18,385             --            --             --         18,555

Issuance of 4,700,000
  shares at $0.05 per share
  for conversion of notes
  payable                       4,700,000          4,700        230,300             --            --             --        235,000

Issuance of 2,150,000 shares
  for conversion of accounts
  payable                       2,150,000          2,150        105,350             --            --             --        107,500

Net loss for the year
  ended March 31, 2006                 --             --             --             --    (1,842,017)            --     (1,842,017)
                             ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance March 31, 2006        159,035,031   $    159,035   $  3,155,447   $    177,757  $ (3,665,578)  $    (12,200)  $   (185,539)
                             ============   ============   ============   ============  ============   ============   ============



                        The accompanying notes are an integral part of the consolidated financial statements.






                                                IELEMENT CORPORATION AND SUBSIDIARY
                                                  (formerly Mailkey Corporation)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
                                      AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                               RESTATED      RESTATED      RESTATED      RESTATED

                                                                           YEARS ENDED                     THREE MONTHS ENDED
                                                              ---------------------------------------   ------------------------
                                                               MARCH 31,    DECEMBER 31,  DECEMBER 31,    MARCH 31,    MARCH 31,
                                                                2006           2004          2003          2005          2004
                                                               (AUDITED)     (AUDITED)     (AUDITED)     (AUDITED)    (UNAUDITED)
                                                              -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                 $(1,842,017)  $  (710,974)  $  (577,006)  $  (521,068)  $  (172,263)
                                                              -----------   -----------   -----------   -----------   -----------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                695,331       676,739       471,020       172,147       164,386
     Bad debt expense                                              86,800        63,498        52,241         4,821        17,626
     Stock issued for services                                    522,748            --            --       187,189            --
     Loss on disposal of equipment                                     --         2,296            --         1,877            --

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                   (68,753)       96,436      (800,180)       62,540       221,720
     (Increase) decrease in other current assets                    1,671        (4,077)         (173)        2,470        (2,471)
     (Increase) decrease in deposits                              (59,494)      (14,517)      (40,006)       10,530           468
     Increase (decrease) in accounts payable                      320,555       154,463    (1,259,056)      294,777       (19,316)
     Increase (decrease) in liability for stock to be issued      (75,000)           --            --            --            --
     Increase (decrease) in accrued interest                        4,872        77,364        56,507            --        17,289
     Increase (decrease) in payroll taxes payable                      --        17,230            --       (17,230)       27,232
     Increase (decrease) in customer deposits                     (27,892)      (35,010)      204,000        (4,878)      (14,819)
     Increase (decrease) in receivable financing payable          (83,863)     (153,082)      657,003       (20,807)     (342,679)
     Increase (decrease) in lines of credit payable                 6,027            --            --            --            --
     Increase (decrease) in commissions payable                  (161,772)       98,994        58,731        18,411        43,786
     Increase (decrease) in refunds payable                            --          (936)        2,015        (1,079)       (1,526)
     Increase (decrease) in deferred revenue                     (138,277)     (262,959)    1,097,935       (19,940)       93,331
                                                              -----------   -----------   -----------   -----------   -----------

     Total adjustments                                          1,022,953       716,439       500,037       690,828       205,027
                                                              -----------   -----------   -----------   -----------   -----------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (819,064)        5,465       (76,969)      169,760        32,764
                                                              -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of fixed assets                                --         3,451            --         2,800            --
     Acquisition of fixed assets                                  (99,519)     (233,396)     (251,023)       (9,485)     (163,766)
                                                              -----------   -----------   -----------   -----------   -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (99,519)     (229,945)     (251,023)       (6,685)     (163,766)
                                                              -----------   -----------   -----------   -----------   -----------



                      The accompanying notes are an integral part of these consolidated financial statements

                                                                F-6






                                                IELEMENT CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                  (formerly Mailkey Corporation)
                                 FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
                                      AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                         RESTATED       RESTATED       RESTATED       RESTATED

                                                                         YEARS ENDED                      THREE MONTHS ENDED
                                                          -----------------------------------------    -------------------------
                                                            MARCH 31,    DECEMBER 31,   DECEMBER 31,    MARCH 31,     MARCH 31,
                                                             2006           2004           2003           2005           2004
                                                           (AUDITED)      (AUDITED)      (AUDITED)      (AUDITED)     (UNAUDITED)
                                                          -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Payments of notes payable                             $   (56,350)   $  (465,344)   $   (46,193)   $   (32,909)   $   (32,600)
    Proceeds from notes payable                                    --        625,331        467,054         22,450        100,000
    Common stock issued for cash                            1,570,625        119,300             --             --             --
    Stock issuance costs                                     (216,563)
    Proceeds in exercise of stock options                          --             75             --         39,954             --
                                                          -----------    -----------    -----------    -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES            1,297,712        279,362        420,861         29,495         67,400
                                                          -----------    -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                      379,129         54,882         92,869        192,570        (63,602)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR / PERIOD                                340,321         92,869             --        147,751         92,869
                                                          -----------    -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF
    YEAR / PERIOD                                         $   719,450    $   147,751    $    92,869    $   340,321    $    29,267
                                                          ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                      $       114    $    34,983    $     6,459    $     2,563    $     3,890
                                                          ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

    Common stock issued for conversion of
      accounts payable                                    $   355,250    $     5,000    $         0    $    17,332    $     5,000
                                                          ===========    ===========    ===========    ===========    ===========

    Accounts payable converted to debt                    $   170,384    $    50,000    $         0    $    70,000    $         0
                                                          ===========    ===========    ===========    ===========    ===========

    Issuance of stock for redemption of ICCC shares       $         0    $     4,123    $         0    $         0    $     4,123
                                                          ===========    ===========    ===========    ===========    ===========

    Common stock issued for conversion of notes payable   $   235,000    $   248,000    $         0    $   852,078    $         0
                                                          ===========    ===========    ===========    ===========    ===========

    Debt converted to accounts payable                    $         0    $         0    $         0    $   126,000    $         0
                                                          ===========    ===========    ===========    ===========    ===========

    Debt converted in exercise of options                 $         0    $         0    $         0    $     5,828    $         0
                                                          ===========    ===========    ===========    ===========    ===========

    Accounts payable and accrued expenses
      acquired in reverse merger                          $         0    $         0    $         0    $    63,343    $         0
                                                          ===========    ===========    ===========    ===========    ===========

    Debt acquired in reverse merger                       $         0    $         0    $         0    $   337,945    $         0
                                                          ===========    ===========    ===========    ===========    ===========

    Stock issued for services                             $   522,748    $         0    $         0    $   187,189    $         0
                                                          ===========    ===========    ===========    ===========    ===========


                      The accompanying notes are an integral part of these consolidated financial statements

                                                                F-7

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         MK Secure Solutions Ltd. was established as a messaging security and Management company. On March 25, 2004, pursuant to an Agreement and Plan of Merger, Global Diversified Acquisition Corp. ("GDAC"), acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effected by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding MailKey stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

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

         On November 9, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the MailKey Corporation, MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Inc., a Nevada Corporation, IElement, Inc. ("IElement") and Ivan Zweig, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of IElement. This transaction closed in January 2005. At the closing of the Merger, Merger Sub was merged into IElement, at which time the separate corporate existence of Merger Sub ceased and IElement now continues as the surviving company. The Share Exchange has been accounted for as a reverse merger under the purchase method of accounting. Accordingly, IElement will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of IElement.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------
         (CONTINUED)

         Under the terms of the Merger Agreement, MailKey issued its common stock, $.001 par value per share, in exchange for all of the issued and outstanding shares of capital stock of IElement. The exchange ratio setting forth the number of shares of MailKey common stock issued for each issued and outstanding share of capital stock of IElement was 3.52 shares of MailKey common stock for each issued and outstanding share of capital stock of IElement.

         IElement, incorporated in Nevada on December 30, 2002, is a facilities-based nationwide communications service provider that provides state-of-the-art telecommunications services to small and medium sized enterprises ("SMEs"). IElement provides broadband data, voice and wireless services by offering integrated T-1 lines as well as Layer 2 Private Network solutions that provide SMEs with dedicated Internet access services, customizable business solutions for voice, data, wireless and Internet, and secure communications channels between the SME offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. IElement has a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas, and Chicago. The Company started business in 2003.

         In connection with the closing of the merger, MailKey entered into a letter of intent with Ivan Zweig and Kramerica Capital Corporation ("Kramerica"), a corporation wholly-owned by Mr. Zweig, which contemplates that MailKey and IElement will enter into a four year employment agreement with Kramerica and Mr. Zweig pursuant to which Mr. Zweig will serve as the Chief Executive Officer of MailKey and IElement. The letter of intent provides that Mr. Zweig will receive an annual base salary of $300,000. In addition to his base salary, Mr. Zweig will be entitled to annual performance bonuses with targets ranging from $1,000,000 to $3,000,000 during the second, third and fourth years provided IElement achieves certain performance goals. If Mr. Zweig is terminated without cause, MailKey is obligated to pay the remaining salary owed to Mr. Zweig for the complete term of the employment agreement, to pay off all notes owed to Mr. Zweig or Kramerica, all outstanding options shall become fully vested, MailKey shall pay all earned performance bonuses and all accrued vacation. If Mr. Zweig is terminated for any reason other than cause, MailKey shall pay in full the notes owed to either Mr. Zweig or Kramerica Capital Corporation and at least 75% of the earned bonus plan set forth by the directors.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
         --------------------------------------------------

         Effective January 24, 2005, Mr. Zweig was also appointed to the Board of Directors of MailKey. Ivan Zweig has served as the Chief Executive Officer of IElement since March 2003. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. ICCC provides IElement with resold telecom services and IElement pays ICCC approximately $97,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956.16 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956.16, again with no interest thereon. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of IElement, as were the original Notes. The aggregate of the Kramerica notes are $120,000 and were issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. The Company's consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------
         (CONTINUED)

         The Company received consent to amend the Articles of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 shares to 2,000,000,000 shares, and consented to the authorization of 200,000,000 shares of Blank Check Preferred Stock. There are no current plans to designate any Blank Check Preferred Stock.

         On August 1, 2005, the Company filed an Information Statement in the definitive form on schedule 14C with the SEC to change its name from MailKey Corporation to IElement Corporation. Concurrent with this name change, the Company received a new stock trading symbol (IELM.OB) on the NASD Over-the-Counter Electronic Bulletin Board.

         On August 8, 2005, Tim Dean-Smith and Susan Walton resigned their positions on the Board of Directors (the "Board") of the Company. Tim Dean-Smith also resigned from his position as Chief Financial Officer of the Company. The resignations of Mr. Dean-Smith and Ms. Walton were consistent with the expectations of the parties pursuant to the consummation of the merger between IElement and the Company on January 19, 2005, and do not arise from any disagreement on any matter relating to the Company's operations, policies or practices, nor regarding the general direction of the Company. Neither Mr. Dean-Smith nor Ms. Walton served on any subcommittees of the Board. Ivan Zweig, the current Chairman of the Board and Chief Executive Officer was appointed as the Chief Financial Officer of the Company until a new Chief Financial Officer is found.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BASIS OF CONSOLIDATION
         ----------------------

         The consolidated financial statements include the financial position and results of IElement. All significant inter-company accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES
         ----------------

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

         CASH AND CASH EQUIVALENTS
         -------------------------

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

         REVENUE AND COST RECOGNITION
         ----------------------------

         The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are provided rather than when billed or the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for. In determining when to recognize revenue the Company relies on Staff Accounting Bulletin Topic 13. The Company uses 4 criteria in determining when revenue is realized or realizable and earned. First, the Company must have persuasive evidence of the existing of an arrangement. The Company utilizes written contracts with its customers to meet this criterion. Second, delivery must have occurred or services must have been rendered.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
          --------------------------------------------
          (CONTINUED)

         The Company defers revenue from the date invoiced, usually the 28th day of the month 2 months prior to completion of rendering services, to the month services are deemed completely rendered, thereby satisfying this criterion. Third, the price must be fixed and determinable. The Company delivers invoices to every customer stating the exact amount due for services, thereby satisfying this criterion. Fourth, collectibility must be reasonably assured. The Company invoices prior to rendering services and can thereby recognize a problem in payment prior to providing services. When the Company recognizes such a problem or potential problem, the Company will not record the amount in question as revenue until the cash is collected from that customer. The Company immediately writes down bad debt and the Company utilizes an allowance for doubtful receivables, thereby satisfying this criterion.

         ACCOUNTS RECEIVABLE
         -------------------

         The Company factors 99% of its billings with an outside agency. The Company invoices its customers on the 28th of the month for services to be rendered two months subsequent to the billing date. The Company receives 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor.

         DEFERRED REVENUE
         ----------------

         Deferred revenue consists of customers billed in advance of revenue being earned.

         PROVISION FOR BAD DEBT
         ----------------------

         Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $12,165 and $6,098 has been recorded at March 31, 2006 and March 31, 2005.

         Bad debt expense for the years ended March 31, 2006 and December 31, 2004 and 2003 was $86,800, $63,498 and $52,241, respectively. Bad debt expense for the three months ended March 31, 2005 and 2004 was $4,821 and $17,626, respectively.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

         ADVERTISING COSTS
         -----------------

         The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the years ended March 31, 2006 and December 31, 2004 and 2003 were $44,444, $24,556 and $5,901, respectively. Advertising and marketing expenses included in the statements of operations for the three months ended March 31, 2005 and 2004 were $660 and $9,216, respectively.

         INCOME TAXES
         ------------

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended March 31, 2006 and 2005, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

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

         FIXED ASSETS
         ------------

         Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

                Furniture and equipment            5 Years
                Telecommunications equipment       5 Years

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

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

         (LOSS) PER SHARE OF COMMON STOCK
         --------------------------------

         Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for the periods presented.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         ---------------------------------------------
         (CONTINUED)

         (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
         --------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                           YEARS ENDED                           THREE MONTHS ENDED
                        ------------------------------------------------   -------------------------------
                                            RESTATED        RESTATED         RESTATED         RESTATED
                                         --------------   --------------   --------------   --------------
                           MARCH 31,      DECEMBER 31,     DECEMBER 31,      MARCH 31,       MARCH 31,
                             2006            2004             2003             2005             2004
                           (AUDITED)       (AUDITED)        (AUDITED)        (AUDITED)       (UNAUDITED)
                        --------------   --------------   --------------   --------------   --------------
Net loss                ($  1,842,017)   ($    710,974)   ($    557,006)   ($    521,068)   ($    172,263)

Weighted average
common shares
outstanding (Basic)       105,125,992       11,344,053                1       56,697,484          171,863

Weighted average
common stock
equivalents
     Stock options                 --               --               --               --               --
     Warrants                      --               --               --               --               --

Weighted average
common shares
outstanding (Diluted)     105,125,992       11,344,053                1       56,697,484          171,863

         There were no options or warrants outstanding to purchase stock for the three months ended March 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003. Including the options and warrants outstanding for the year ended March 31, 2006 would have been anti-dilutive.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

         GOODWILL AND OTHER INTANGIBLE ASSETS
         ------------------------------------

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is amortizing a customer list acquired in 2003 over 5 years. Customer list amortization expense was $415,933, $415,933 and $311,950 for the years ended March 31, 2006,
         December 31, 2004 and 2003, respectively. Amortization expense was $103,983 and $103,983 for the three months ended March 31, 2005 and 2004.

         STOCK-BASED COMPENSATION
         ------------------------

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)
         ------------------------------------

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

         Stock-based compensation for the years ended March 31, 2006 and December 31, 2004 and 2003 was $0, $0 and $0, respectively. Stock-based compensation for the three months ended March 31, 2005 and 2004 was $187,189 and $0, respectively.

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

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

         In December 2002, the FASB issued Statement No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "INTERIM FINANCIAL REPORTING", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

         Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," but has adopted the enhanced disclosure requirements of SFAS 148. In May 2003, the FASB issued SFAS Statement No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

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

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

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

NOTE 3-  FIXED ASSETS
         ------------

         Property and equipment as of March 31, 2006 was as follows:

                                                                 MARCH 31,
                                                                   2006
                                                               ------------
         Property and equipment                                $  1,472,787
         Less: accumulated depreciation                        ($   763,615)
                                                               ------------
         Net book value                                        $    709,172
                                                               ============

         There was $279,398, $260,806 and $159,079 charged to operations for depreciation expense for the years ended March 31, 2006 and December 31, 2004 and 2003, respectively. There was $68,164 and $60,403 charged to operations for depreciation expense for the three months ended March 31, 2005 and 2004, respectively.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 4-  NOTES PAYABLE
         -------------

         The Company has several notes payable at March 31, 2006. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight
         (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest hereon. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of IElement as were the original Notes. The aggregate of the Kramerica notes are $120,000 and were issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 4-  NOTES PAYABLE
         -------------
         (CONTINUED)

         Accrued interest on the notes is $0 at March 31, 2006.

         The notes payable balances at March 31, 2006 were as follows:



                                                             MARCH 31,
                                                                2006
                                                            -----------
                  Total notes payable                       $   634,684
                  Less: current maturities                      168,899
                                                            -----------

                  Long-term notes payable                   $   465,785
                                                            ============

         The amount of principal maturities of the notes payable for the next four years ending March 31 and in the aggregate is as follows:

                                2007          $168,899
                                2008          $201,316
                                2009          $186,684
                                2010           $77,785
                                      -----------------
                                              $634,684
                                      =================

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 5-  OPERATING LEASES
         ----------------

         The Company leases office space under a lease commencing in June of 2005. The lease is payable on a month-to-month basis. Monthly payments under the current lease is $3,284. The Company also leased additional office space in Texas and California. The Company ceased leasing this additional space during the period ended December 31, 2004.

         Rental payments charged to expense for the years ended March 31, 2006 and December 31, 2004 and 2003 were $41,872, $82,072 and $68,750, respectively. Rental payments charged to expense for the three months ended March 31, 2005 and 2004 were $11,700 and $15,050, respectively.


NOTE 6-  STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------

         COMMON STOCK
         ------------

         As of March 31, 2006, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001, and 159,035,031 shares issued and outstanding.

         The following details the stock transactions for the year ended March 31, 2006:

         The Company issued 2,150,000 shares of common stock in conversion of accounts payable valued at $107,000.

         The Company issued 4,700,000 shares of common stock in conversion of notes payable in the amount of $235,000.

         The Company issued 168,680 shares of common stock in conversion of accounts payable valued at $18,555.

         The Company issued 250,000 shares of common stock for services rendered valued at $27,500.

         The Company issued 5,870,000 shares of common stock for services rendered valued at $346,000.

         The Company issued 914,286 shares of common stock for services rendered valued at $32,000.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 6-  STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------
         (CONTINUED)

         The Company issued 3,380,000 shares of common stock in conversion of accounts payable valued at $144,000.

         The Company issued 250,000 shares of common stock for services rendered valued at $8,750.

         The Company issued 44,875,000 shares of common stock for $1,570,625 in cash.

         On December 30, 2005, the Company confirmed the sale of unregistered securities sold in units consisting of, in the aggregate, 45,125,000 shares of common stock at a purchase price of $0.035 per share, for an aggregate purchase price of $1,579,375 and warrants for the purchase of and aggregate total of 22,562,500 at a strike price of $0.10 per share (the "Warrants"). The securities were sold to accredited investors in reliance on an exemption provided in Regulation D, Rule 506 and 4(2) under the Securities Act. The Company may call the Warrants at any time after both the (1) closing bid price for the common stock of the Company has been equal to or greater than $0.12 per share for ten (10) consecutive trading days, and (2) the shares underlying the warrants have been included on an SB-2 Registration Statement, or other substantially equivalent registration statement, that has been filed by the Company and then active or declared effective by the SEC and shall expire upon the earlier of forty-five (45) days from the date the Warrant is called or on December 31,2007.

         The Company issued 1,626,530 shares of common stock in conversion of accounts payable valued at $73,195.

         The Company issued 2,000,000 shares of common stock for services rendered valued at $80,000.

         The Company issued 250,000 shares of common stock for services rendered valued at $5,500.

         The Company issued 175,000 shares of common stock in conversion of accounts payable valued at $3,500.

         The Company issued 300,000 shares of common stock for services rendered valued at $6,000.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 6-  STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------
         (CONTINUED)

         The Company canceled 1,498,195 shares of common stock for services rendered valued at $37,455.

         The Company issued 340,000 shares of common stock in conversion of accounts payable valued at $8,500.

         The Company issued 1,500,000 shares of common stock for services rendered valued at $75,000.

         As of March 31, 2005 the Company had 91,783,730 shares of common stock issued and outstanding. The following details the stock transactions for the three months ended March 31, 2005:

         The Company issued 16,115,345 shares of common stock due to the exercise of options.

         The Company issued 16,526,236 shares of common stock in conversion of notes payable to equity valued at $826,312.

         The Company issued 34,726,355 shares of common stock in conjunction with the reverse merger.

         The Company issued 7,487,587 shares of common stock for services valued at $187,189.

         The Company issued 693,280 shares of common stock in conversion of accounts payable valued at $17,332.

         The Company issued 1,030,672 shares of common stock in conversion of notes payable valued at $25,776.

         In connection with the recapitalization, there were $337,945 in notes payable and $63,343 in liabilities assumed by the new company.

         As of December 31, 2004 the Company had 15,204,255 shares of common stock issued and outstanding. The following details the stock transactions for the year ended December 31, 2004:

         The Company issued 206,391 shares of common stock for $119,300 in cash.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 6-  STOCKHOLDERS' EQUITY (DEFICIT)
         ------------------------------
         (CONTINUED)

         The Company issued 423,209 shares of common stock in conversion of notes payable valued at $248,000.

         The Company issued 35,200 shares of common stock in conversion of accounts payable valued at $5,000.

         The Company issued 26,400 shares of common stock due to the exercise of options.

         The Company issued 14,513,054 shares of common stock in conjunction with the recapitalization and share exchange of Integrated Communications Consultants Corporation.

         BLANK CHECK PREFERRED STOCK
         ---------------------------

         The company also has 200,000,000 shares of Blank Check Preferred Stock authorized. There are no current plans to designate and Blank Check Preferred Stock.


NOTE 7-  PROVISION FOR INCOME TAXES
         --------------------------

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

         At March 31, 2006, deferred tax assets consist of the following:

         Net deferred tax assets                      $  1,099,673
         Less:  valuation allowance                  ($  1,099,673)
                                                      -------------
                                                      $         -0-
                                                      =============

         At March 31, 2006, the Company had deficits accumulated in the approximate amount of $3,665,578, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE 8-  GOING CONCERN
         -------------

         As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended March 31, 2006 and December 31, 2004 and 2003 as well as the three months ended March 31, 2005 and 2004. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 9-  RESTATEMENT
         -----------

         During the course of the Company's annual test for impairment of Goodwill, the Company determined that it should reclassify the entire balance of Goodwill it had been carrying on its books as the purchase of a customer list. The Goodwill balance of $2,079,665 was the result of a transaction with Integrated Communications Consultants Corporation
         (ICCC) in 2003 whereby IElement acquired substantially all of the assets of ICCC in exchange for IElement common stock.

         Because the main purpose of the transaction was for IElement to acquire ICCC's customer list and because the value of that customer list is presumed to amortize over time, the Company has restated its financials for the years ended December 31, 2003 and 2004 as well as the three months ended March 31, 2005.

                       IELEMENT CORPORATION AND SUBSIDIARY
                         (FORMERLY MAILKEY CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
             AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


NOTE 9-  RESTATEMENT (CONTINUED)
         -----------------------

         This restatement amortizes the value of the customer list acquired from ICCC over five years and results in an additional annual amortization expense of $415,933.

                                                      AS
                                                   ORIGINALLY        AS
                                                    REPORTED       RESTATED
                                                  -----------    -----------
          YEAR ENDED DECEMBER 31, 2003

          Net Loss                                ($  265,065)   ($  577,006)
                                                  -----------    -----------

          Accumulated (Deficit)                   ($  265,065)   ($  577,006)
                                                  -----------    -----------

          Net Loss per Basic and Diluted Shares   $        --    $        --
                                                  -----------    -----------


          YEAR ENDED DECEMBER 31, 2004

          Net Loss                                ($  295,041)   ($  710,974)
                                                  -----------    -----------

          Accumulated (Deficit)                   ($  574,610)   ($1,302,493)
                                                  -----------    -----------

          Net Loss per Basic and Diluted Shares   ($     0.03)   ($     0.06)
                                                  -----------    -----------


          THREE MONTHS ENDED MARCH 31, 2005

          Net Loss                                ($  417,085)   ($  521,068)
                                                  -----------    -----------

          Accumulated (Deficit)                   ($  991,695)   ($1,823,561)
                                                  -----------    -----------

          Net Loss per Basic and Diluted Shares   ($     0.01)   ($     0.01)
                                                  -----------    -----------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 8A. CONTROLS AND PROCEDURES

         The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report, has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

            The following table sets forth information as of June 5, 2006 regarding the members of our board of directors and our executive officers. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.


Name                       Age          Position               Since
----                       ---          --------               -----

Ivan Zweig                 33        CEO and Chairman      January 2005
                                     Interim CFO           August 2005

Lance K. Stovall           37        Director              March 2006

Ken A. Willey              31        Director              March 2006

Alex Ponnath               38        Chief Technology
                                     Officer(1)            January 2005

(1) Although Mr. Ponnath is referred to as Chief Technology Officer, he is an independent contractor and not an employee of I-Element.

         IVAN ZWEIG (age 33). Mr. Zweig has been our Chairman and Chief Executive Officer since January 2005, and has been interim Chief Financial Officer since August 2005. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. From February 1998 until March 1999 Mr. Zweig was the Western Region Dedicated Sales Manager of NET-tel Communications. He was responsible for Internet sales for 52 reps in the Western Region. Previously he employed by MidCom Communications, where he was a Sales Manager after being an Account Executive for a short time. Despite his association with ICCC Mr. Zweig devotes a minimum of forty hours per week to IElement.

         MidCom was purchased by Winstar whereupon all of the management team migrated over to NET-tel. Before Midcom, Mr. Zweig helped form a joint venture of five individuals who invested over $500,000 to fund a health food and nutrition franchise called Smoothie King. He purchased the rights to build 18 stores in the San Francisco Bay Area and sold his interest after building the first two. Additionally, in 1995 he started a city magazine called Dallas/Ft.Worth Lifestyles. This was Mr. Zweig's first employment venture after college and a brief stint of playing professional baseball. He attended Tulane University and was a member of Team USA in 1991, which played in Cuba for the Pan American Games. He was also a two-time All-American pitcher while at Tulane. Mr. Zweig left Tulane before earning a degree.

         Additionally, Ivan Zweig, our current Chairman of the Board and Chief Executive Officer of, has accepted our appointment as the Chief Financial Officer until such time as a new Chief Financial Officer is appointed.

         LANCE K. STOVALL (age 37). Mr. Stovall attended Texas Christian University from 1987 to 1991 where he earned a B.S. in Neuroscience. From September 2005 to the present Mr. Stovall has been the President of Lone Star Valet in Dallas, Texas. From October 2003 through September 2005, Mr. Stovall was Vice President of Business Development of IElement. Mr. Stovall left his employ with IElement for personal reasons and not as a result of any disagreement with the Company. From October 1999 through September 2003, Mr. Stovall worked for and was a co-founder of Zone Communications in Los Angeles, California. In 1998 and 1999 Mr. Stovall was Director of Operations of Lone Star Valet in Dallas, Texas. From 1993 to 1998 Mr. Stovall was founder and Vice President of Operations for Excel Student Services in Arlington, Texas.

         Mr. Stovall entered into a Directors Agreement with IElement whereby he agreed to maintain the confidentiality of our trade secrets and proprietary information and to refrain from soliciting our employees or customers for a period of two years following the term of the Director's Agreement. We agreed to hold Mr. Stovall harmless and indemnify him in his position as a Director, where he has acted in good faith in the performance of his duties. Finally we agreed to compensate Mr. Stovall with 250,000 stock options exercisable at $.01 per share and vesting 62,500 each on June 4, 2006, September 4, 2006, December 4, 2006 and March 4, 2007.

         KEN A. WILLEY (age 31). From 2005 through the present, Mr. Willey has been employed with Noble Royalties, Inc. From 2004 through 2005 Mr. Willey was regional director of McLeod USA. From 2000 through 2004 Mr. Willey was District Sales Manager at Logix. From 1997 through 2000 Mr. Willey was District Sales Manager for Verizon and from 1992 through 1997 Mr. Willey worked in various capacities at Circuit City.

         Mr. Willey entered into a Directors Agreement with IElement whereby he agreed to maintain the confidentiality of our trade secrets and proprietary information and to refrain from soliciting our employees or customers for a period of two years following the term of the Director's Agreement. We agreed to hold Mr. Stovall harmless and indemnify him in his position as a Director, where he has acted in good faith in the performance of his duties. Finally we agreed to compensate Mr. Willey with 250,000 stock options exercisable at $.01 per share and vesting 62,500 each on June 4, 2006, September 4, 2006, December 4, 2006 and March 4, 2007.

         ALEX PONNATH (age 38). Mr. Ponnath attended the University of Munich in Munich, Germany where he earned a degree in Communications, then moved to the United States in 1993. In 1990 Mr. Ponnath was a founding partner of Outdoor Advertising and Sports Marketing Firm, which later he sold to Germany's largest outdoor advertiser. He moved to the United States in 1993. From 1996 through 1999 he worked for the Los Angeles based interconnect firm Nextcom and assumed the roll of Senior Network Engineer. From 1999 through 2000 Mr. Ponnath was a shareholder and Chief Technology Officer for NKOB Networks, a Los Angeles ISP. Mr. Ponnath has worked for ICCC, a related party of I-Element as Chief Technology Officer since February 2000, and then I-Element, as Chief Technology Officer since January 2005. Mr. Ponnath is an independent contractor.

         Resignations. On August 3, 2005 we accepted the resignations of Timothy Dean-Smith and Susan Walton from their positions on the Board of Directors. Mr. Dean-Smith also resigned from his position as Chief Financial Officer of the Company. The resignations of Mr. Dean-Smith and Ms. Walton are consistent with the expectations of the parties pursuant to the consummation of the merger between iElement, Inc. and Mailkey Corporation (the merged entity currently known as IElement Corporation) on January 19, 2005.

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

         The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the three years ended March 31, 2006, 2005 and 2004 (collectively, the "Named Executive Officers").

                                     SUMMARY COMPENSATION TABLE
                                      --------------------------

                                Annual Compensation                Long Term Compensation Awards
                                -------------------                -----------------------------

                                                                           Securities
                                                             Restricted    Underlying       All other
Name and Principal                   Salary       Bonus        Stock        Options/      compensation
    Position                Year       ($)         ($)        Award(s)      Warrants           ($)
------------------------------------------------------------------------------------------------------
Ivan Zweig, CEO*            2006     300,000          0            0            0              0
                            2005     300,000     45,000       85,000            0              0
                            2004      75,000     15,000            0            0              0

Alex Ponnath, CTO**         2006     132,000          0            0            0              0
                            2005     132,000      6,333            0            0              0
                            2004      33,000          0            0            0              0

Timothy Dean-Smith***       2006           0          0            0            0              0
                            2005     137,448          0            0            0              0
                            2004     136,500          0            0            0              0

Graham Norton-Standen****   2004       7,182          0            0


* Includes payments made to Kramerica, Inc.

** All payments were made to Mr. Ponnath's corporate entity Obelix, Inc.

*** On August 8, 2005 Timothy Dean-Smith resigned as Chief Financial Officer. Mr.
Dean-Smith was a former officer and director of MailKey.

****  Former Chief Executive Officer and Secretary of MailKey

                                       55





The following tables show, as to the named executive officers, certain information concerning stock options:


                                      OPTION GRANTS DURING 2006
                                      -------------------------

                                            PERCENT OF TOTAL
                                            OPTIONS GRANTED
                    NUMBER OF SECURITIES    TO EMPLOYEES IN      EXERCISE OR BASE
NAME                UNDERLYING OPTIONS      FISCAL YEAR          PRICE ($/SH)         EXPIRATION DATE
----                ------------------      ----------------     ----------------     ---------------

Rockwell Capital         4,000,000             n/a                     $0.10             12/31/08
Stefan Muller              100,000             n/a                     $0.01             3/6/16
Fred Schmitz               100,000             n/a                     $0.01             3/6/16
Ivan Zweig                 250,000             n/a                     $0.01             3/4/16
Lance Stovall              250,000             n/a                     $0.01             3/4/16
Ken Willey                 250,000             n/a                     $0.01             3/4/16



                                         AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                                         ------------------------------------------------
                                                     AND FY-END OPTION VALUES
                                                     ------------------------

                                 SHARES                       EXERCISABLE   UNEXERCISABLE             EXERCISABLE      UNEXERCISABLE
                                 ACQUIRED      VALUE          OPTIONS OR     OPTIONS OR   EXERCISE
NAME                             ON EXERCISE   REALIZED        WARRANTS       WARRANTS      PRICE     MARKET VALUE     MARKET VALUE
----                             -----------   --------        --------       --------      -----     ------------     ------------

AK Asset Management                                             500,000                     $0.10       $5,000.00           $0.00
Amaltea SA                                                      250,000                     $0.10       $2,500.00           $0.00
Annette Bohmer                                                  250,000                     $0.10       $2,500.00           $0.00
Bellano Family Trust                                            150,000                     $0.10       $1,500.00           $0.00
Benjamin S. Eichholz                                            750,000                     $0.10       $7,500.00           $0.00
Calder Capital Inc.                                             250,000                     $0.10       $2,500.00           $0.00
Christiane Loeberbauer                                          125,000                     $0.10       $1,250.00           $0.00
Clarence V. Keck Jr                                              75,000                     $0.10         $750.00           $0.00
Film and Music Entertainment,
Inc.                                                            500,000                     $0.10       $5,000.00           $0.00
Frank A. Davis                                                  100,000                     $0.10       $1,000.00           $0.00
Fred J. Matulka                                                 250,000                     $0.10       $2,500.00           $0.00
Fred Schmitz                                                  2,500,000                     $0.10      $25,000.00           $0.00
General Research GMBH                                           250,000                     $0.10       $2,500.00           $0.00
Gerd Weger                                                    5,000,000                     $0.10      $50,000.00           $0.00
Glenn L. Jensen                                               1,500,000                     $0.10      $15,000.00           $0.00
Global Equity Trading &
Finance LTD.                                                    250,000                     $0.10       $2,500.00           $0.00
Global Equity Trading &
Finance LTD.                                                  1,000,000                     $0.10      $10,000.00           $0.00
Hendrik Paulus                                                  250,000                     $0.10       $2,500.00           $0.00
Holger Pfeiffer                                                 125,000                     $0.10       $1,250.00           $0.00
Jerome Niedfelt                                                 150,000                     $0.10       $1,500.00           $0.00
John Niedfelt                                                   100,000                     $0.10       $1,000.00           $0.00
Jonathan Lowenthal                                              250,000                     $0.10       $2,500.00           $0.00


                                       56





                                 SHARES                       EXERCISABLE   UNEXERCISABLE             EXERCISABLE      UNEXERCISABLE
                                 ACQUIRED      VALUE          OPTIONS OR     OPTIONS OR   EXERCISE
NAME                             ON EXERCISE   REALIZED        WARRANTS       WARRANTS      PRICE     MARKET VALUE     MARKET VALUE
----                             -----------   --------        --------       --------      -----     ------------     ------------

Jorn Follmer                                                    250,000                     $0.10       $2,500.00           $0.00
Jurgen Popp                                                     750,000                     $0.10       $7,500.00           $0.00
Kenneth J. Meyer                                                500,000                     $0.10       $5,000.00           $0.00
Laurence B. Straus                                              150,000                     $0.10       $1,500.00           $0.00
Marianne Issels                                                 125,000                     $0.10       $1,250.00           $0.00
Matthias Graeve                                                 125,000                     $0.10       $1,250.00           $0.00
Michael Bloch                                                 1,000,000                     $0.10      $10,000.00           $0.00
Michael D. Melson                                               250,000                     $0.10       $2,500.00           $0.00
Oscar Greene Jr.                                                250,000                     $0.10       $2,500.00           $0.00
Raymond R. Dunwoodie                                            250,000                     $0.10       $2,500.00           $0.00
Red Giant Productions, Inc.                                     250,000                     $0.10       $2,500.00           $0.00
Richard R. Crose                                                250,000                     $0.10       $2,500.00           $0.00
Robert A. Flaster                                               100,000                     $0.10       $1,000.00           $0.00
Robert A. Smith                                                 150,000                     $0.10       $1,500.00           $0.00
Robert H. Gillman                                               250,000                     $0.10       $2,500.00           $0.00
Robert R. Rowley                                                250,000                     $0.10       $2,500.00           $0.00
Ryan Cornelius                                                  750,000                     $0.10       $7,500.00           $0.00
Sat Paul Dewan                                                  150,000                     $0.10       $1,500.00           $0.00
Stefan Muller                                                   250,000                     $0.10       $2,500.00           $0.00
Thomas Allen Piscula                                            250,000                     $0.10       $2,500.00           $0.00
Thomas W. Barrett                                               100,000                     $0.10       $1,000.00           $0.00
Thomas Weiss Dr.                                                125,000                     $0.10       $1,250.00           $0.00
Timothy M. Broder                                               250,000                     $0.10       $2,500.00           $0.00
Trey Investments, LLP                                            75,000                     $0.10         $750.00           $0.00
Ulrich Nusser                                                   125,000                     $0.10       $1,250.00           $0.00
Veronica Kristi Prenn                                           750,000                     $0.10       $7,500.00           $0.00
Wayne P. Schoenmakers                                            50,000                     $0.10         $500.00           $0.00
William G. Cail                                                  12,500                     $0.10         $125.00           $0.00
William Harner                                                   75,000                     $0.10         $750.00           $0.00
William M. Goatley Revocable
Trust FBO William M Goatley
DTD 5/9/89                                                      125,000                     $0.10       $1,250.00           $0.00
Vista Capital                                                 2,617,188                     $0.10      $26,171.88           $0.00
Vista Capital                                                 1,046,874                     $0.13           $0.00           $0.00
Vista Capital                                                   261,719                     $0.10       $2,617.19           $0.00
Rockwell Capital                                              1,000,000      3,000,000      $0.10      $10,000.00      $30,000.00
Stefan Muller                                                                  100,000      $0.01           $0.00      $10,000.00
Fred Schmitz                                                                   100,000      $0.01           $0.00      $10,000.00
Ivan Zweig                                                                     250,000      $0.01           $0.00      $25,000.00
Lance Stovall                                                                  250,000      $0.01           $0.00      $25,000.00
Ken Willey                                                                     250,000      $0.01           $0.00      $25,000.00
Debra Chase                                                                     50,000      $0.01           $0.00       $5,000.00
Brett Jensen                                                                    30,000      $0.01           $0.00       $3,000.00
Albert Marerro                                                                  50,000      $0.01           $0.00       $5,000.00
Eric Mason                                                                       5,000      $0.01           $0.00         $500.00
Mark Mooney                                                                     20,000      $0.01           $0.00       $2,000.00
Alex Nelson                                                                     40,000      $0.01           $0.00       $4,000.00
Heather Walther                                                                 40,000      $0.01           $0.00       $4,000.00
Peter Walther                                                                   50,000      $0.01           $0.00       $5,000.00
                                        $0.00       $0.00    27,488,281      4,235,000                $264,414.07     $153,500.00

                                       57

         EMPLOYMENT CONTRACTS

         On January 18, 2005 we entered into an Employment Agreement with Mr. Zweig in the form of a Binding Letter of Intent. Pursuant to the Agreement Mr. Zweig is the Chief Executive Officer of the Company. The terms of the agreement are as follows. Mr. Zweig's base salary in the amount of $25,000.00 per month is to be paid to Kramerica Capital Corporation, a company for which Mr. Zweig is the sole shareholder, officer and director. Mr. Zweig receives benefits offered to other employees of the Company and is to receive 4 weeks of vacation per year. Mr. Zweig's reasonable expenses are to be reimbursed. Upon termination without cause, all Notes due and owing to Mr. Zweig or his entities are to be paid in full, all outstanding options are to accelerate and fully vest and be paid in full, all earned performance bonuses must be paid in full, and all accrued vacation pay and other outstanding benefits are to be paid in full. If Mr. Zweig is terminated for cause, all Notes and other obligations are to be paid within 60 days. In addition, the Agreement provides for bonus payments following the end of the 12th month as follows: for months 13 through 24, a $1,000,000 bonus calculated on the closing average revenue number and EDITDA for months 22 through 24 which revenue number must be $1,250,000 ($15,000,000 annualized) per month and EBITDA of 15%; for months 25-36 a $2,000,000 bonus if actual revenue during months 25-36 reaches $22,500,000 and EBITDA of 18%; and for months 37-48 a $3,000,000 bonus if actual revenue during months 37-48 reaches $30,000,000 and EBITDA of 21%. Bonuses are payable in promissory notes. The term of the Agreement is 48 months, provided however, that the Agreement may be immediately terminated if the Notes due to Mr. Zweig are declared in default. Although the Notes are 6 months behind, Mr. Zweig has not declared a default or terminated the employment agreement. Clause 10 to the employment contract inadvertently stated "intentionally omitted" rather than "reserved for future use".

         We do not have an employment contract with any other executive officer. We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

         (h) The company has made no Long Term Compensation payouts (LTIP or other)

         Directors Compensation

         Our former Director Susan Walton received compensation of $30,000 during the fiscal year end March 31, 2005 and $20,000 during the fiscal year end March, 2006 for serving on the Board of Directors of the Company.

         We agreed to compensate Mr. Stovall with 250,000 stock options exercisable at $.01 per share and vesting 62,500 each on June 4, 2006, September 4, 2006, December 4, 2006 and March 4, 2007. In addition, we agreed to compensate Mr. Willey with 250,000 stock options exercisable at $.01 per share and vesting 62,500 each on June 4, 2006, September 4, 2006, December 4, 2006 and March 4, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of June 27, 2006, the number of outstanding common shares of Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.


--------------------------------- ------------------------- -----------------
Owner                              Common Shares(2)          Percentage
--------------------------------- ------------------------- -----------------
Ivan Zweig(1)                      18,967,576(1)             11.95%
--------------------------------- ------------------------- -----------------
Barry Brault(3)                    11,042,682                6.96%
--------------------------------- ------------------------- -----------------
Gerd Weger(4)                      15,000,000                9.45%
--------------------------------- ------------------------- -----------------

Officers and directors as a
group (1 persons)                  23,967,576                28.36%
--------------------------------- ------------------------- -----------------

(1) An officer and director. Comprised of 85,000 shares of common stock owned by Mr. Zweig individually; 18,685,966 shares of common stock owned by Kramerica Corporation, an entity in which Mr. Zweig is the sole shareholder, officer and director; and 196,610 shares of common stock owned by Mr. Zweig's spouse.

(2) Includes common shares underlying warrants and vested options and warrants and options which shall become exercisable or vest within 60 days from the date of this prospectus.

(3) A beneficial owner of more than 5% of outstanding common shares

(4) A beneficial owner of more than 5% of outstanding common shares

         There are no family relationships among our directors and executive officers. Except as set forth below, no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this prospectus, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

         Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide voice and data carrier specializing in high speed Internet access and secure data transaction. ICCC provides I-Element with resold telecom services and I-Element pays ICCC approximately $100,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. ICCC's plan of reorganization was approved by the Bankruptcy Court on April 26, 2006.

         On January 19, 2005, I-Element issued promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956.16 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of I-Element. I-Element did not make any payments on the Notes.

         On March 25, 2006 each of the Notes were cancelled and I-Element issued new convertible promissory notes to the same individuals in the same principal amount of $376,956.16, again with no interest thereon. In particular, both the January 19, 2005 Notes and the amended March 25, 2006 convertible promissory notes were issued to: Heather Walther, Mr. Zweig's wife ($20,000); Kramerica, Inc., Mr. Zweig's personal use corporation ($120,000); Mary Francis Trait Trust, Mr. Zweig's deceased grandmother's trust for which Mr. Zweig's mother, Heather Zweig serves as trustee ($55,611.15); Peter Walther, Mr. Zweig's brother in law ($30,000); Richard Zweig and Richard Zweig IRA, Mr. Zweig's father (aggregate of $47,500); and Strait Grandchildren Trust, Mr. Zweig's deceased grandmother's trust for which Mr. Zweig's mother, Heather Zweig serves as trustee ($103,845.01). The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into I-Element's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of I-Element as were the original Notes.

ITEM 13. EXHIBITS

         (a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of March 31,2006 are filed as part of this report.

                  (1) Financial statements of the I-Element, Inc. and subsidiaries.

                  (2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (b) Reports on Form 8-K


EXHIBIT INDEX

Exhibit No.        Description of Exhibits
-----------        -----------------------

2.1 Agreement and Plan of Merger, dated February 20, 2004, by and among Global Diversified Acquisition Corp., G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consulting Limited.*

2.2 First Amendment to Agreement and Plan of Merger, dated March 23, 2004, by and among Global Diversified Acquisition Corp., G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consulting Limited. *

2.3 Agreement and Plan of Merger, dated November 9, 2004, by and among Mailkey Corporation, Mailkey Acquisition Corp., I-Element, Inc. and Ivan Zweig. *

2.4 First Amendment and Waiver to Agreement and Plan of Merger, dated December 30, 2004, by and among Mailkey Corporation, Mailkey Acquisition Corp., I-Element, Inc. and Ivan Zweig. *

3(i).1   Articles of Incorporation. *

3(i).2   Amendment to Articles of Incorporation*

3(i).3   Amendment to Articles of Incorporation*

3(i).4   Amendment to Articles of Incorporation*

3(i).5   Certificate of Correction*

3(i).6 Amended Articles of Incorporation of Mailey Corporation dated August 1, 2005. *

Exhibit No.        Description of Exhibits
-----------        -----------------------

3(ii)    Restated By-Laws of I-Element*

10.1 Employment Agreement with Ivan Zweig in the form of Binding Letter of Intent dated January 18, 2005*

10.2     Form of Warrant*

10.3 Form of Amended and Restated Convertible Secured Promissory Notes dated March 25, 2006*

10.4 Integrated Communications Consultants Corporation Master Services Agreement by and between Integrated Communications Consultants Corporation and IElement, Inc. dated April 30, 2003. *

10.5 Lease Agreement between IElement, Inc. and 13714 Gamma, Ltd dated June 9, 2005. *

10.6     Form of Vista Capital warrant*

21.0     List of Subsidiaries*

31.1     Certification pursuant to Sarbanes-Oxley Sec. 302

32.1     Certification pursuant to 18 U.S.C. Sect. 1350

         * Previously filed with Amendment No. 2 to Registration Statement on Form SB-2 filed on June 6, 2006.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Company was billed $47,750 for the fiscal year ended March 31, 2006 and $19,500 for the fiscal year ended March 31, 2005, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $12,000 in audit related fees for the fiscal years ended March 31, 2006 and audit related fees are included in the audit fees for fiscal year end March 31, 2005. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

Tax fees were $700 for the fiscal year ended March 31, 2006.

ALL OTHER FEES

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine, CPA's as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 29, 2006       IELEMENT CORPORATION

                           By: /s/ Ivan Zweig
                               ------------------------------
                           Name:   Ivan Zweig
                           Title:  Chief Executive Officer,
                                   Chairman and Principal Accounting Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          IVAN ZWEIG


                           /s/ Ivan Zweig
                           ------------------------------
                           Name:   Ivan Zweig
                           Title:  Chief Executive Officer,
                                   Chairman and Principal Accounting Officer
                                   Director

                           LANCE K. STOVALL

                           /s/ Lance K. Stovall
                           -------------------------------
                           Name:   Lance K. Stovall
                           Title:  Director