Form 10KSB/A
period 2006-03-31
IElement CORP
filed 2006-07-10
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

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

Number of outstanding shares of the registrant's par value $.001 common stock, as of June 29, 2006: 159,035,031

DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One):

         Yes [  ]                                    No [X]

EXPLANATORY NOTE
----------------
This Form 10-KSB/A is being filed to reflect the corrected date for the auditor's report on page F-1.

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


June 28, 2006


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

                                                                F-55







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


Date: July 10, 2006

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