Form 10KSB/A
period 2006-03-31
IElement CORP
filed 2006-07-21
CIK 1043105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

         As of July 17, 2006 IElement consists of IElement Corporation, a Nevada corporation, which is the registrant and parent corporation. IElement, Inc. is a wholly owned subsidiary without separate operations. The Company intends to file a short form merger to merge IElement, Inc. into IElement corporation and terminate it as a separate entity. In addition, we have three operating subsidiaries. IElement Telephone of California was formed on November 14, 2005 to acquire and administer a telecommunications license in the state of California. IElement Telephone of Arizona was formed on March 13, 2006 to acquire and administer a telecommunications license in the state of Arizona. IElement Telephone of Nevada, Inc. was formed on July 11, 2006 to acquire and administer a telecommunications license in the state of Nevada.


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

         DS3 LOOPS. A DS3 loop is a digital loop with a total speed of 44.736 megabytes per second. In some cases, IElement serves its large business customers with DS3 loops. ILECs must provide DS3 loops at UNE rates at the majority of their central offices. Competitors, however, are limited to no more than one DS3 loop to any particular building.

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

         On March 25, 2006, we reached agreements with twelve (12) note holders to amend and restate the terms of our repayment obligations to them as set forth in certain promissory notes issued in January and August 2005. The note holders agreed to waive the accrued but unpaid principal, in exchange for the future right to convert the outstanding principal amount ($560,053 as of March 23, 2006) to shares of our common stock at a conversion price of $0.035 per share. Both the prior notes and the new convertible secured promissory notes are non interest bearing. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The note holder has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share.

         Two of the notes are held by Kramerica, Inc., a Company in which our Chief Executive Officer and Director, Mr. Ivan Zweig, is the sole shareholder, officer and director. The aggregate principal amount of the notes owed to Kramerica, Inc. is $120,000. In addition, six additional note holders are Mr. Zweig's immediate family. The aggregate principal amount of the notes owed to Mr. Zweig's immediate family is $256,956. Both the prior notes and the new convertible secured promissory notes in favor of Kramerica and Mr. Zweig's family, are secured by substantially all of the assets of IElement, Inc. The remaining four note holders are currently unaffiliated with IElement. In addition, the remaining four notes were and remain unsecured.

         The common stock that will be issued upon conversion of the Notes will be subject to certain resale restrictions, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The convertible notes were issued in reliance on Section 4(2) of the Securities Act of 1933.

         On March 23, 2006, IElement issued 400,000 shares of common stock to Susan Walton in exchange for payment of a debt in the amount of $200,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 23, 2006, IElement issued 1,600,000 shares of common stock to Tim Dean Smith in exchange for payment of a debt in the amount of $80,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 23, 2006, IElement issued 1,800,000 shares of common stock to Jeremy Dean Smith in exchange for payment of a debt in the amount of $90,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 23, 2006, IElement issued 2,900,000 shares of common stock to Dolphin Capital in exchange for payment of a debt in the amount of $145,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 23, 2006, IElement issued 150,000 shares of common stock to Isaac de la Pena in exchange for payment of a debt in the amount of $7,500. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On March 22, 2006, IElement issued 80,000 shares of common stock to Tim Dean Smith in exchange for payment of a debt in the amount of $4,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, I Element issued 168,680 shares of common stock to Quality Sound Communications in exchange for the cancellation of a debt owed to Quality by IElement in the amount of $18,554.85 for sales commissions owed. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 250,000 shares of common stock to Stefan Muller in exchange for consulting services rendered in the amount of $8,750. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 1,000,000 shares of common stock to Stefan Muller in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 1,000,000 shares of common stock to Jurgen Popp in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 20,000 shares of common stock to Donald Kennedy in exchange for consulting services rendered in the amount of $1,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 100,000 shares of common stock to John Fox in exchange for consulting services rendered in the amount of $5,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 1,000,000 shares of common stock to Vista Capital in exchange for consulting services rendered in the amount of $70,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 500,000 shares of common stock to Misty Starke in exchange for consulting services rendered in the amount of $20,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 250,000 shares of common stock to Global Equity Trading in exchange for consulting services rendered in the amount of $10,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 1,000,000 shares of common stock to Yock Investment in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 1,000,000 shares of common stock to Stonegate Ventures in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 200,000 shares of common stock to Brett Jensen in exchange for employee compensation in the amount of $7,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 714,286 shares of common stock to Jeff Wilson in exchange for employee compensation in the amount of $25,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 2,500,000 shares of common stock to Palladian Advisors in exchange for the settlement of a claim in the amount of $100,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On February 1, 2006, IElement issued 880,000 shares of common stock to Duanne Morris in exchange for the settlement of a claim in the amount of $44,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 12, 2006, IElement issued 1,000,000 shares of common stock to Yock Investment in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 12, 2006, IElement issued 1,000,000 shares of common stock to Stonegate Ventures in exchange for consulting services rendered in the amount of $60,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 9, 2006, IElement issued 250,000 shares of common stock to Global Equity Trading in exchange for services rendered in the amount of $10,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

         On January 9, 2006, IElement issued 500,000 shares of common stock to Misty Starke in exchange for services rendered in the amount of $20,000. The shares were issued in reliance on Section 4(2) of the Securities Act and contain a restrictive legend in accordance with Rule 144.

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

         On January 19, 2005, Mailkey Corporation, consummated the acquisition of IElement, Inc. Under the terms of the Merger Agreement dated November 9, 2004, the Company issued an aggregate of 47,845,836 shares of its common stock, $.001 par vale per share, in exchange for all of the issued and outstanding shares of capital stock of IElement and in exchange for the cancellation of certain debt outstanding on the date of closing. The Agreement and Plan of Merger and First Amendment thereto are filed herewith as Exhibits 2.1 and 2.2.

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

         The building out of IElement's necessary infrastructure includes purchasing or leasing new telephone switches, the cost of which is expected to be in the range of $200,000 to $600,000 depending on whether we upgrade switches in one market or two and what features the new switches come with. We intend to begin building out infrastructure in May, 2006 and estimate completion by May, 2007.


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

GAIN (LOSS) FROM OPERATIONS

         Loss from operations for the fiscal year ended March 31, 2006 was $1,426,084 compared to $295,041 for the period ended December 31, 2004. EBITDA for the fiscal year ended March 31, 2006 was ($1,039,550) but more than half of that loss was non-cash items. In particular, we issued stock for services in the amount of $522,748 for the year ended March 31, 2006. Much of that stock was issued to consultants advising the Company in matters pertaining to our private equity placement, shifting our business model toward Voice over Internet Protocol (VoIP) technology and service, expanding our produce offerings and gaining entry to smaller less competitive markets. Our net operating loss before interest, depreciation, amortization and non-cash items for the period ended March 31, 2006 was $486,802, or less than half a penny per share.

INTEREST EXPENSE

         Interest expense was $534 and $138,576 for the years ended March 31, 2006, and December 31, 2004, respectively. Interest expense including factor fees for the years ended March 31, 2006 and December 31, 2004 were $107,136 and $276,597, respectively. Factor fees are very similar to interest charges.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

         Net loss applicable to Common Stock was $1,426,084 for the fiscal year ended March 31, 2006, compared to a loss of $295,041 for the period ended December 31, 2004. Net loss per common share was $0.01 for the fiscal year ended March 31, 2006, and $0.02 for the period ended December 31, 2004.

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

         The Company recently closed a private placement offering for an aggregate sale price of $1,579,375, of which up to 10% is subject to deduction for fees in connection with the private placement, and warrants for the purchase of and aggregate total of 22,562,500 at a strike price of $.10 per share. The proceeds of the private placement offering improved the Company's cash balance and if a majority of the warrants are exercised IElement will receive an additional $2,256,250 which would be more than sufficient to satisfy the Company's cash needs for its current operations. In addition, if only half of the warrants are exercised, IElement will be able to comfortably sustain its current operations.

         In the event that none of the warrants are exercised, or only nominal number of the warrants are exercised, IElement will require additional funds, above its operating revenues, to sustain operations and grow the business. In this event, IElement plans to seek additional capital in the form of additional private placements of its capital stock or short terms loans or both. In the event that IElement seeks additional capital through the sale of its stock, there will be a dilutive impact on its outstanding common stock.

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

         As of March 31, 2006 IElement had total notes payable and outstanding in the aggregate principal amount of $634,684.45 owed to 14 note holders. As of March 31, 2006 IElement was current in all obligations except for past due total payments of $7500. None of the notes are interest bearing. The following is a more detailed discussion of the 14 notes.

         On January 19, 2005, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956.16 (the "Notes") with no interest. In particular, the Notes are payable to Heather Walther ($20,000), Kramerica, Inc. (aggregate of $120,000), Mary Francis Strait Trust ($55,611.15), Peter Walther ($30,000), Richard Zweig ($20,000), Richard Zweig IRA ($27,500) and Strait Grandchildren Trust ($103,845.01). Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes.

         On March 25, 2006 each of the eight (8) Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956.16, again with no interest thereon. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of IElement as were the original Notes.

         On August 8, 2005, IElement issued four (4) promissory notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006. IElement did not make the February, 2006 payment.

         On March 25, 2006 each of the four (4) Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $183,097, again with no interest thereon. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes.

         The issuance of new convertible promissory notes on March 25, 2006 in exchange for the previous promissory notes allowed I- Element to extend the first payment date on all twelve of these Notes from February 2006 until September 2006 in exchange for the added conversion feature. The twelve Note Holders would be able to collectively convert their Notes into 16,001,519 shares of IElement common stock at a price of $0.035 per share. This could have a dilutive impact on the Company's outstanding common stock. If all 16,001,519 shares of common stock are converted, these shares would represent approximately nine (9%) percent of IElement's outstanding shares with IElement only receiving approximately half the market value for such shares, based on the current market price.

         The remaining two notes are held by Duane Morris ($34,631.29 as of June 5, 2006) and Palladian ($30,000 as of June 5, 2006). The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of June 5, 2006 IElement is past due on its payments on the Duane Morris note, but has been paying $2500 per month and intends to continue to do so. The Palladian note was issued on August 29, 2005 and is being paid in fourteen monthly installments beginning September 5, 2005 and ending October 28, 2006. As of June 5, 2006, IElement is past due on the Palladian note but is making regular monthly payments in the amount of $2500.

         IElement's total debt servicing requirements on the fourteen (14) outstanding promissory notes over the next twelve months is approximately $204,644. In particular, beginning in September 2006, IElement will begin debt service on the twelve 12) convertible promissory notes issued March 25, 2006 in the monthly amount of $15,557. In addition, within the next twelve months IElement will complete payments on the remaining principal balances owed to Duane Morris and Palladian ($64,631 as of June 5, 2006).

         Although cash flow from current business operations alone would not likely be sufficient to satisfy IElement's current debt obligations. IElement intends to satisfy its debt repayment obligations through a combination of the following. First, through cash flows from current business operations. Second, IElement is actively seeking acquisitions of business with positive cash flow, which cash flow could assist in debt servicing requirements. Third, from the proceeds from the exercise of the warrants, the stock underlying which is being registered herein. Fourth, renegotiating the terms of the debt obligations and in particular the debt obligations to Mr. Zweig and his family. Finally, IElement would not be required to make cash payments on those debt obligations which are converted. Twelve of the Notes may be converted at $.035 per share, which is currently half of the market price.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND LOSSES MAY CONTINUE IN THE FUTURE

         We have generated an accumulated deficit of $2,403,410 at March 31, 2006. Inasmuch as we will continue to have operating expenses and will be required to make significant up-front expenditures in connection with the proposed development of our business, we may continue to incur losses for at least the next 12 months and until such time, if ever, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. There can be no assurance that we will be able to generate significant revenues or achieve profitable operations. It may be necessary to raise capital through issuing equity which could cause dilution and/or negatively affect the price of our common stock.

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

WE ARE DEPENDENT ON THE EFFORTS OF OUR EXECUTIVE OFFICERS AND SENIOR MANAGEMENT.

         Our success depends largely upon the continued services of our executive officers and other key personnel. A small number of key management, operating employees and consultants manage our telecommunications business. In particular, we rely heavily on the services of our CEO, Mr. Ivan Zweig and our Chief Technology Expert, Mr. Alex Ponnath. Mr. Ponnath is a consultant, independent contractor who has been working with IElement since February, 2000. Our loss of either gentlemen or their failure to work effectively as a team could materially adversely impact our telecommunications business. Competition for qualified executives in the telecommunications and data communication industries is intense and there are a limited number of persons with applicable experience. In addition, the remaining fourteen employees have worked together for several years and operate well as a team. Accordingly, the loss of any of our employees could effect the overall management of our business.

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

As discussed in note 1 to the financial statements, the accompanying financial statements have been restated. The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005. The Company reclassified from amounts recorded as Goodwill in a 2003 transaction to an acquisition of Customer Lists. The effect of this reclassification was to recognize the amortization of the Customer Lists for the periods indicated above. The net effect on operations was to increase net loss and accumulated deficits of the Company for each period restated. The amounts recognized were $415,933, $311,950 and $103,983 for the December 31, 2004, December 31, 2003 and the March 31, 2005 periods, respectively. See note (9).

/s/ BAGELL, JOSEPHS LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey


June 28, 2006


MEMBER OF:      AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                        IELEMENT CORPORATION AND SUBSIDIARY
                          (FORMERLY MAILKEY CORPORATION)
                       CONSOLIDATED BALANCE SHEET (RESTATED)
                                  MARCH 31, 2006


                                                                       RESTATED
                                      ASSETS
                                                                       MARCH 31,
                                                                         2006
                                                                      -----------
CURRENT ASSETS:
  Cash and cash equivalents                                           $   719,450
  Accounts receivable, net                                                502,597
  Other current assets                                                        109
                                                                      -----------

          TOTAL CURRENT ASSETS                                          1,222,156
                                                                      -----------

  Fixed assets, net of depreciation                                       709,172
                                                                      -----------

OTHER ASSETS:
  Deposits                                                                118,487
                                                                      -----------

          TOTAL OTHER ASSETS                                              118,487
                                                                      -----------

TOTAL ASSETS                                                          $ 2,049,815
                                                                      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Current portion - notes payable                                     $   168,899
  Lines of credit payable                                                   6,027
  Accounts payable and accrued expenses                                 1,199,914
  Customer deposits                                                       136,220
  Receivable financing payable                                            399,251
  Commissions payable                                                      14,364
  Deferred revenue                                                        676,759
                                                                      -----------

          TOTAL CURRENT LIABILITIES                                     2,601,434
                                                                      -----------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion                                   465,785
                                                                      -----------

          TOTAL LONG-TERM LIABILITIES                                     465,785
                                                                      -----------

      TOTAL LIABILITIES                                                 3,067,219
                                                                      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
    -0- shares issued and outstanding at March 31, 2006                        --
  Common stock, $.001 Par Value, 2,000,000,000 shares
  159,035,031 shares issued and outstanding
    at March 31, 2006                                                     159,035
  Additional paid-in capital                                            1,061,413
  Additional paid-in capital- warrants                                    177,757
  Unearned compensation expense                                           (12,200)
  Accumulated deficit                                                  (2,403,410)
                                                                      -----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (1,017,404)
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 2,049,815
                                                                      ===========


The accompanying notes are an integral part of these consolidated financial statements.




                                            IELEMENT CORPORATION AND SUBSIDIARY
                                              (FORMERLY MAILKEY CORPORATION)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                             FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
                                  AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                             RESTATED        RESTATED         RESTATED       RESTATED         RESTATED

                                                                   YEARS ENDED                     THREE MONTHS ENDED
                                                            -----------------------------     ---------------------------
                                              MARCH 31,     DECEMBER 31,     DECEMBER 31,     MARCH 31,       MARCH 31,
                                                2006            2004            2003            2005            2004
                                              (AUDITED)       (AUDITED)       (AUDITED)       (AUDITED)      (UNAUDITED)
                                            -------------   -------------   -------------   -------------   -------------

OPERATING REVENUE:
   Service income                           $   4,550,092   $   5,954,772   $   4,552,436   $   1,228,411   $   1,530,427

OPERATING EXPENSES
   Cost of sales                                2,838,021       3,042,978       2,716,680         736,275         819,756
   General and administrative                   2,335,195       2,033,764       1,116,810         687,928         458,311
   Selling expenses                               416,426         519,600         518,425         116,263         109,240
   Depreciation & amortization                    279,398         260,806         159,070          68,164          60,403
   Interest expense                                   534         138,576         122,100           6,992          31,354
   Receivable factoring fees                      106,602         129,021         118,504          29,874          33,085
                                            -------------   -------------   -------------   -------------   -------------

       TOTAL OPERATING EXPENSES                 5,976,176       6,124,745       4,751,589       1,645,496       1,512,149
                                            -------------   -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE OTHER (EXPENSE)           (1,426,084)       (169,973)       (199,153)       (417,085)         18,278
                                            -------------   -------------   -------------   -------------   -------------

OTHER (EXPENSE)
   Loss on sale of investments                         --        (125,068)        (65,903)             --         (86,558)
                                            -------------   -------------   -------------   -------------   -------------

       TOTAL OTHER EXPENSES                            --        (125,068)        (65,903)             --         (86,558)
                                            -------------   -------------   -------------   -------------   -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES     (1,426,084)       (295,041)       (265,056)       (417,085)        (68,280)

PROVISION FOR INCOME TAXES                             --              --              --              --              --
                                            -------------   -------------   -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHARES        $  (1,426,084)  $    (295,041)  $    (265,056)  $    (417,085)  $     (68,280)
                                            =============   =============   =============   =============   =============

NET LOSS PER BASIC AND DILUTED SHARES       $       (0.01)  $       (0.02)  $       (0.02)  $       (0.01)  $       (0.00)
                                            =============   =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                        105,125,992      14,913,483      12,167,110      56,697,484      14,525,433
                                            =============   =============   =============   =============   =============


                  The accompanying notes are an integral part of these consolidated financial statements.


                                                IELEMENT CORPORATION AND SUBSIDIARY
                                                  (FORMERLY MAILKEY CORPORATION)
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) - AUDITED (RESTATED)
                                     FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004
                                           AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                         RESTATED     RESTATED     RESTATED      RESTATED     RESTATED      RESTATED
                                                                               ADDITIONAL
                                                                   ADDITIONAL   PAID - IN                   UNEARNED
                                              COMMON STOCK         PAID - IN     CAPITAL-    ACCUMULATED   COMPENSATION
                                          SHARES       AMOUNT       CAPITAL      WARRANTS      DEFICIT       EXPENSE        TOTAL
                                        -----------  -----------  -----------   -----------  -----------   -----------  -----------

Balance, December 31, 2003,
  as originally stated                            4  $        --  $        --   $        --  $  (265,056)  $        --  $  (265,056)

Issuance of common stock in exchange
  for redemption of shares of
  Integrated Communications
  Consultants Corporation
  ("ICCC") - recapitalization            14,369,364       14,369      (14,369)           --           --            --           --

Excess liabilities assumed
  from recapitalization of ICCC                  --           --   (2,079,665)           --           --            --   (2,079,665)

Issuance of common stock as 1%
  premium for redemption of
  ICCC shares                               143,687          144           --            --         (144)           --           --

Balance, December 31, 2003, (Restated)   14,513,055       14,513   (2,094,034)           --     (265,200)           --   (2,344,721)
                                        -----------  -----------  -----------   -----------  -----------   -----------  -----------


Shares of common stock issued in
  exercise of options                       26,400           26           49            --           --            --           75

Accounts payable converted to
  common stock                              35,200           35        4,965            --           --            --        5,000

Issuance of common stock in
  conversion of notes payable              423,209          423      247,577            --           --            --      248,000

Shares issued for cash                     206,391          206      119,094            --           --            --      119,300

Net loss for the period                         --           --           --            --     (295,041)           --     (295,041)
                                       -----------  -----------  -----------   -----------  -----------   -----------  -----------

Balance, December 31, 2004, (Restated)  15,204,255       15,203   (1,722,349)           --     (560,241)           --   (2,267,387)
                                       -----------  -----------  -----------   -----------  -----------   -----------  -----------


Shares of common stock issued in
  exercise of options                   16,115,345       16,115       29,667            --           --            --       45,782

Issuance of common stock in
  conversion of notes payable           16,526,236       16,527      809,785            --           --            --      826,312

Effects of reverse merger               34,726,355       34,726     (511,014)           --           --            --     (476,288)

Issuance of shares at $0.025 per
  share for services                     7,487,587        7,488      179,701            --           --            --      187,189

Issuance of shares at $0.025 per share
  in conversion of accounts payable        693,280          693       16,639            --           --            --       17,332

Issuance of shares at $0.025 per share
  in conversion of debt to equity        1,030,672        1,031       24,735            --           --            --       25,766

Net loss for the year ended
  March 31, 2005                                --           --           --            --     (417,085)           --     (417,085)
                                       -----------  -----------  -----------   -----------  -----------   -----------  -----------

Balance March 31, 2005 (Restated)       91,783,730  $    91,783  $(1,172,836)  $        --  $  (977,326)  $        --  $(2,058,379)
                                       ===========  ===========  ===========   ===========  ===========   ===========  ===========



                       The accompanying notes are an integral part of the consolidated financial statements.


                                                 IELEMENT CORPORATION AND SUBSIDIARY
                                                   (FORMERLY MAILKEY CORPORATION)
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) - AUDITED (RESTATED) (CONTINUED)
                                      FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004
                                            AND FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                                          RESTATED        RESTATED        RESTATED        RESTATED       RESTATED
                                                        ------------    ------------    ------------    ------------   ------------
                                                                                                         ADDITIONAL
                                                                                         ADDITIONAL       PAID - IN
                                                               COMMON STOCK              PAID - IN        CAPITAL-      ACCUMULATED
                                                           SHARES          AMOUNT         CAPITAL         WARRANTS        DEFICIT
                                                        ------------    ------------    ------------    ------------   ------------
Balance, March 31, 2005 (Restated)                        91,783,730    $     91,783    $ (1,172,836)   $          -   $   (977,326)
                                                        ------------    ------------    ------------    ------------   ------------

Issuance of 1,500,000 shares at $0.05 per share
   for services                                            1,500,000           1,500          73,500               -              -

Issuance of 340,000 shares at $0.025 per share
   for conversion of accounts payable                        340,000             340           8,160               -              -

Cancelation of 1,498,195 shares at $0.025 per share
   for services rendered                                  (1,498,195)         (1,498)        (35,957)              -              -

Issuance of 300,000 shares at $0.02 per share
  for services rendered                                      300,000             300           5,700               -              -

Issuance of 175,000 shares at $0.02 per share
   for conversion of accounts payable                        175,000             175           3,325               -              -

Issuance of 250,000 shares at $0.025 per share
   for services rendered                                     250,000             250           5,250               -              -

Issuance of 2,000,000 shares at $0.04 per share
   for services rendered                                   2,000,000           2,000          78,000               -              -

Issuance of 1,596,311 shares at $0.05 per share
   for conversion of accounts payable                      1,596,311           1,597          70,238               -              -

Issuance of 30,219 shares at $0.05 per share
   for conversion of accounts payable                         30,219              30           1,330               -              -

Issuance of 325,000 stock options at $0.01
   for services to be rendered, market price $0.05                 -                          13,000               -              -

Adjust value of 4,109,637 shares by $0.005 per share               -               -         (20,548)              -              -

Cancellation of stock options at $0.01
   for services to be rendered, market price $0.05                 -               -            (800)              -              -

Issuance of 44,875,000 shares at $0.035 per share
  for cash                                                44,875,000          44,875       1,525,750               -              -

Stock issuance costs                                               -               -        (216,563)              -              -

Issuance of warrants                                               -               -        (177,757)        177,757

Issuance of 250,000 shares at $0.035 per share
   for services rendered                                     250,000             250           8,500               -              -

Issuance of 3,380,000 shares
   for conversion of accounts payable                      3,380,000           3,380         140,620               -              -

Issuance of 914,286 shares at $0.035 per share
   for services rendered                                     914,286             914          31,086               -              -

Issuance of 5,870,000 shares
   for services rendered                                   5,870,000           5,870         340,130               -              -

Issuance of 250,000 shares at $0.11 per share
   for services rendered                                     250,000             250          27,250               -              -

Issuance of 168,680 shares at $0.11 per share
   for conversion of accounts payable                        168,680             169          18,385               -              -

Issuance of 4,700,000 shares at $0.05 per share
   for conversion of notes payable                         4,700,000           4,700         230,300               -              -

Issuance of 2,150,000 shares
   for conversion of accounts payable                      2,150,000           2,150         105,350               -              -

Net loss for the year ended March 31, 2006                         -               -               -               -     (1,426,084)
                                                        ------------    ------------    ------------    ------------   ------------

Balance March 31, 2006                                   159,035,031    $    159,035    $  1,061,413    $    177,757   $ (2,403,410)
                                                        ============    ============    ============    ============   ============

                                                                                                            (CONTINUED ON NEXT PAGE)



(CONTINUED FROM PREVIOUS PAGE)

                                                           RESTATED
                                                         ------------
                                                           UNEARNED
                                                         COMPENSATION
                                                           EXPENSE           TOTAL
                                                         ------------    ------------
Balance, March 31, 2005 (Restated)                       $          -    $ (2,058,379)
                                                         ------------    ------------

Issuance of 1,500,000 shares at $0.05 per share
   for services                                                     -          75,000

Issuance of 340,000 shares at $0.025 per share
   for conversion of accounts payable                               -           8,500

Cancelation of 1,498,195 shares at $0.025 per share
   for services rendered                                            -         (37,455)

Issuance of 300,000 shares at $0.02 per share
  for services rendered                                             -           6,000

Issuance of 175,000 shares at $0.02 per share
   for conversion of accounts payable                               -           3,500

Issuance of 250,000 shares at $0.025 per share
   for services rendered                                            -           5,500

Issuance of 2,000,000 shares at $0.04 per share
   for services rendered                                            -          80,000

Issuance of 1,596,311 shares at $0.05 per share
   for conversion of accounts payable                               -          71,835

Issuance of 30,219 shares at $0.05 per share
   for conversion of accounts payable                               -           1,360

Issuance of 325,000 stock options at $0.01
   for services to be rendered, market price $0.05            (13,000)              0

Adjust value of 4,109,637 shares by $0.005 per share                -         (20,548)

Cancellation of stock options at $0.01
   for services to be rendered, market price $0.05                800               0

Issuance of 44,875,000 shares at $0.035 per share
  for cash                                                          -       1,570,625

Stock issuance costs                                                -         (38,806)

Issuance of warrants                                                         (177,757)

Issuance of 250,000 shares at $0.035 per share
   for services rendered                                            -           8,750

Issuance of 3,380,000 shares
   for conversion of accounts payable                               -         144,000

Issuance of 914,286 shares at $0.035 per share
   for services rendered                                            -          32,000

Issuance of 5,870,000 shares
   for services rendered                                            -         346,000

Issuance of 250,000 shares at $0.11 per share
   for services rendered                                            -          27,500

Issuance of 168,680 shares at $0.11 per share
   for conversion of accounts payable                               -          18,555

Issuance of 4,700,000 shares at $0.05 per share
   for conversion of notes payable                                  -         235,000

Issuance of 2,150,000 shares
   for conversion of accounts payable                               -         107,500

Net loss for the year ended March 31, 2006                          -      (1,426,084)
                                                         ------------    ------------

Balance March 31, 2006                                   $    (12,200)   $ (1,017,404)
                                                         ============    ============


 The accompanying notes are an integral part of the consolidated financial statements.

                                         F-5A

                                               IELEMENT CORPORATION AND SUBSIDIARY
                                                 (FORMERLY MAILKEY CORPORATION)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                                FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
                                     AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                RESTATED      RESTATED     RESTATED      RESTATED       RESTATED
                                                              -----------   -----------   -----------   -----------   -----------
                                                                                  YEARS ENDED              THREE MONTHS ENDED
                                                               MARCH 31,    DECEMBER 31,  DECEMBER 31,   MARCH 31,     MARCH 31,
                                                                 2006          2004          2003          2005           2004
                                                               (AUDITED)     (AUDITED)     (AUDITED)     (AUDITED)     (UNAUDITED)
                                                              -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                 $(1,426,084)  $  (295,041)  $  (265,056)  $  (417,085)  $   (68,280)
                                                              -----------   -----------   -----------   -----------   -----------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                                279,398       260,806       159,070        68,164        60,403
     Bad debt expense                                              86,800        63,498        52,241         4,821        17,626
     Stock issued for services                                    522,748            --            --       187,189            --
     Loss on disposal of equipment                                     --         2,296            --         1,877            --

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                   (68,753)       96,436      (800,180)       62,540       221,720
     (Increase) decrease in other current assets                    1,671        (4,077)         (173)        2,470        (2,471)
     (Increase) decrease in deposits                              (59,494)      (14,517)      (40,006)       10,530           468
     Increase (decrease) in accounts payable                      320,555       154,463    (1,259,056)      294,777       (19,316)
     Increase (decrease) in liability for stock to be issued      (75,000)           --            --            --            --
     Increase (decrease) in accrued interest                        4,872        77,364        56,507            --        17,289
     Increase (decrease) in payroll taxes payable                      --        17,230            --       (17,230)       27,232
     Increase (decrease) in customer deposits                     (27,892)      (35,010)      204,000        (4,878)      (14,819)
     Increase (decrease) in receivable financing payable          (83,863)     (153,082)      657,003       (20,807)     (342,679)
     Increase (decrease) in lines of credit payable                 6,027            --            --            --            --
     Increase (decrease) in commissions payable                  (161,772)       98,994        58,731        18,411        43,786
     Increase (decrease) in refunds payable                            --          (936)        2,015        (1,079)       (1,526)
     Increase (decrease) in deferred revenue                     (138,277)     (262,959)    1,097,935       (19,940)       93,331
                                                              -----------   -----------   -----------   -----------   -----------

     Total adjustments                                            607,020       300,506       188,087       586,845       101,044
                                                              -----------   -----------   -----------   -----------   -----------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (819,064)        5,465       (76,969)      169,760        32,764
                                                              -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of fixed assets                                --         3,451            --         2,800            --
     Acquisition of fixed assets                                  (99,519)     (233,396)     (251,023)       (9,485)     (163,766)
                                                              -----------   -----------   -----------   -----------   -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (99,519)     (229,945)     (251,023)       (6,685)     (163,766)
                                                              -----------   -----------   -----------   -----------   -----------


                     The accompanying notes are an integral part of these consolidated financial statements


                                                 IELEMENT CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED) (CONTINUED)
                                                   (FORMERLY MAILKEY CORPORATION)
                                  FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2004 AND 2003
                                       AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                             RESTATED       RESTATED       RESTATED       RESTATED       RESTATED
                                                            -----------    -----------    -----------    -----------    -----------
                                                                           YEARS ENDED                       THREE MONTHS ENDED
                                                            -----------------------------------------    --------------------------
                                                             MARCH 31,     DECEMBER 31,   DECEMBER 31,    MARCH 31,      MARCH 31,
                                                               2006           2004           2003           2005           2004
                                                             (AUDITED)      (AUDITED)      (AUDITED)      (AUDITED)     (UNAUDITED)
                                                            -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Payments of notes payable                               $   (56,350)   $  (465,344)   $   (46,193)   $   (32,909)   $   (32,600)
    Proceeds from notes payable                                 625,331        467,054         22,450        100,000
    Common stock issued for cash                              1,570,625        119,300              -              -              -
    Stock issuance costs                                       (216,563)
    Proceeds in exercise of stock options                             -             75              -         39,954              -
                                                            -----------    -----------    -----------    -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES              1,297,712        279,362        420,861         29,495         67,400
                                                            -----------    -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        379,129         54,882         92,869        192,570        (63,602)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR / PERIOD                                  340,321         92,869              -        147,751         92,869
                                                            -----------    -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF
    YEAR / PERIOD                                           $   719,450    $   147,751    $    92,869    $   340,321    $    29,267
                                                            ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                        $       114    $    34,983    $     6,459    $     2,563    $     3,890
                                                            ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

    Common stock issued for conversion of accounts payable  $   355,250    $     5,000    $         0    $    17,332    $     5,000
                                                            ===========    ===========    ===========    ===========    ===========

    Accounts payable converted to debt                      $   170,384    $    50,000    $         0    $    70,000    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Issuance of stock for redemption of ICCC shares         $         0    $         0    $     4,123    $         0    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Common stock issued for converstion of notes payable    $   235,000    $   248,000    $         0    $   852,078    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Debt converted to accounts payable                      $         0    $         0    $         0    $   126,000    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Liabilities assumed to acquire fixed assets from ICCC   $         0    $         0    $ 2,079,665    $         0    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Debt converted in exercise of options                   $         0    $         0    $         0    $     5,828    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Accounts payable and accrued expenses
      acquired in reverse merger                            $         0    $         0    $         0    $    63,343    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Debt acquired in reverse merger                         $         0    $         0    $         0    $   337,945    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Stock issued for services                               $   522,748    $         0    $         0    $   187,189    $         0
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

RESTATEMENT

The restatement relates to the recapitalization of IElement by Integrated Communications Consultants Corporation (ICCC) on March 1, 2003. In a recapitalization, fair value adjustments and goodwill are not recognized. This restatement corrects the reporting of this transaction by removing those adjustments relating to fair value and goodwill.

The effects of the restatement adjustments on IElement's previously reported balance sheet, statement of operations and statement of cash flows for the year ended March 31, 2006 are summarized below.

                                          3/31/06                 3/31/06
Balance Sheet                           As Restated       As Previously Reported
-------------                           -----------       ----------------------

Customer List, net of amortization               $0                  $831,866

Total assets                             $2,049,815                $2,881,680

Additional paid in capital               $1,075,782                $3,155,447

Total stockholders' equity (deficit)    ($1,017,404)                ($185,539)

Total liabilities and stockholders'
  equity (deficit)                       $2,049,815                $2,881,680



                                        YE 3/31/06               YE 3/31/06
Statement of Operations                 As Restated       As Previously Reported
-----------------------                 -----------       ----------------------

Depreciation and amortization              $279,398                  $695,331

Total operating expenses                 $5,976,176                $6,392,109

Income before other expense             ($1,426,084)              ($1,842,017)

Net income (loss) before taxes          ($1,426,084)              ($1,842,017)

Net income (loss) applicable to
  common shares                         ($1,426,084)              ($1,842,017)

Net income (loss) per basic and
  diluted share                              ($0.01)                   ($0.02)


                                         YE 3/31/06             YE 3/31/06
Statement of Cash Flows                 As Restated       As Previously Reported
-----------------------                 -----------       ----------------------

Net (loss)                              ($1,426,084)              ($1,842,017)

Depreciation and amortization              $279,398                  $695,331

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

         REVENUE AND COST RECOGNITION
         ----------------------------

         The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are provided rather than when billed or the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for. In determining when to recognize revenue the Company relies on Staff Accounting Bulletin Topic 13. The Company uses 4 criteria in determining when revenue is realized or realizable and earned. First, the Company must have persuasive evidence of the existing of an arrangement. The Company utilizes written contracts with its customers to meet this criterion. Second, delivery must have occurred or services must have been rendered. The Company defers revenue from the date invoiced, usually 35-40 days before services are rendered, to the month services are deemed completely rendered, thereby satisfying this criterion. Third, the price must be fixed and determinable. The Company delivers invoices to every customer stating the exact amount due for services, thereby satisfying this criterion. Fourth, the company determines credibility of its customers and collectibility of its invoices by evaluating its ongoing history and relationship with each customer, the fact that each customer is dependant upon the Company to provide its telephone and internet services and, in many cases, the fact that the customer has a security or service deposit with the Company in the amount of one month's service charges. When the Company cannot determine that a particular customer is credible and a particular invoice is collectible, the company will not record this invoice as revenue until the payment is collected from that customer. Thus, the Company meets the fourth criterion that collectibility be reasonably assured.

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

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         ---------------------------------------------
         (CONTINUED)

         (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
         --------------------------------------------

         The following is a reconciliation of the computation for basic and diluted EPS:

                                           YEARS ENDED                           THREE MONTHS ENDED
                        ------------------------------------------------   -------------------------------
                                            RESTATED        RESTATED         RESTATED         RESTATED
                                         --------------   --------------   --------------   --------------
                           MARCH 31,      DECEMBER 31,     DECEMBER 31,      MARCH 31,       MARCH 31,
                             2006            2004             2003             2005             2004
                           (AUDITED)       (AUDITED)        (AUDITED)        (AUDITED)        (UNAUDITED)
                        --------------   --------------   --------------   --------------   --------------
Net loss                ($  1,426,084)   ($    295,041)   ($    265,056)   ($    417,085)   ($    68,280)

Weighted average
common shares
outstanding (Basic)       105,125,992       14,913,483      12,167,110       56,697,484       14,525,433

Weighted average
common stock
equivalents
     Stock options                 --               --              --               --               --
     Warrants                      --               --              --               --               --

Weighted average
common shares
outstanding (Diluted)     105,125,992       14,913,483       12,167,110       56,697,484      14,525,433

         There were no options or warrants outstanding to purchase stock for the three months ended March 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003. There were 31,723,281 warrants and options outstanding as of March 31, 2006, but including these options and warrants would have been anti-dilutive to our loss per common share.

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

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         --------------------------------------------
         (CONTINUED)

         GOODWILL AND OTHER INTANGIBLE ASSETS
         ------------------------------------

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has no goodwill or other intangible assets.

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

         Stock-based compensation for the years ended March 31, 2006 and December 31, 2004 and 2003 was $12, $0 and $0, respectively. Stock-based compensation for the three months ended March 31, 2005 and 2004 was $187,189 and $0, respectively.

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

         At March 31, 2006, deferred tax assets consist of the following:

         Net deferred tax assets                      $  721,023
         Less:  valuation allowance                  ($  721,023)
                                                      ------------
                                                      $       -0-
                                                      ============

         At March 31, 2006, the Company had deficits accumulated in the approximate amount of $2,403,410, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon our evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised management and the board of directors that it has identified the following material weakness in our internal controls:

A material weakness existed as of July 14, 2006, with regard to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders' Equity and Statement of Cash Flows which resulted in misstatements therein. The recapitalization of Integrated Communications Consultants Corporation on March 1, 2003 was not appropriately classified as a recapitalization.

In order to remediate these material weaknesses in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

Other than indicated above, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.


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
                                     Officer(1)            January 2005

(1) Although Mr. Ponnath is referred to as Chief Technology Officer, he is an independent contractor and not an employee of IElement.

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

         ALEX PONNATH (age 38). Mr. Ponnath attended the University of Munich in Munich, Germany where he earned a degree in Communications, then moved to the United States in 1993. In 1990 Mr. Ponnath was a founding partner of Outdoor Advertising and Sports Marketing Firm, which later he sold to Germany's largest outdoor advertiser. He moved to the United States in 1993. From 1996 through 1999 he worked for the Los Angeles based interconnect firm Nextcom and assumed the roll of Senior Network Engineer. From 1999 through 2000 Mr. Ponnath was a shareholder and Chief Technology Officer for NKOB Networks, a Los Angeles ISP. Mr. Ponnath has worked for ICCC, a related party of IElement as Chief
Technology Officer since February 2000, and then IElement, as Chief Technology Officer since January 2005. Mr. Ponnath is an independent contractor.

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

*** On August 8, 2005 Timothy Dean-Smith resigned as Chief Financial Officer. Mr. Dean-Smith was a former officer and director of MailKey.

****  Former Chief Executive Officer and Secretary of MailKey

The following tables show, as to the named executive officers, certain information concerning stock options:

                                      OPTION GRANTS DURING 2006
                                      -------------------------


                                                         PERCENT OF TOTAL
                                                           OPTIONS GRANTED
                                   NUMBER OF SECURITIES    TO EMPLOYEES IN      EXERCISE OR BASE
NAME                               UNDERLYING OPTIONS      FISCAL YEAR          PRICE ($/SH)            EXPIRATION DATE
----                               ------------------      ----------------     ----------------        ---------------
Calder Capital Inc.                           250,000                                   $0.10              12/30/2007
Christiane Loeberbauer                        125,000                                   $0.10              12/30/2007
Clarence V. Keck Jr                            75,000                                   $0.10              12/30/2007
Film and Music
Entertainment, Inc.                           500,000                                   $0.10              12/30/2007
Frank A. Davis                                100,000                                   $0.10              12/30/2007
Fred J. Matulka                               250,000                                   $0.10              12/30/2007
Fred Schmitz                                2,500,000                                   $0.10              12/30/2007
General Research GMBH                         250,000                                   $0.10              12/30/2007
Gerd Weger                                  5,000,000                                   $0.10              12/30/2007
Glenn L. Jensen                             1,500,000                                   $0.10              12/30/2007
Global Equity Trading &
Finance LTD.                                  250,000                                   $0.10              12/30/2007
Global Equity Trading &
Finance LTD.                                1,000,000                                   $0.10              12/30/2007
Hendrik Paulus                                250,000                                   $0.10              12/30/2007
Holger Pfeiffer                               125,000                                   $0.10              12/30/2007
Jerome Niedfelt                               150,000                                   $0.10              12/30/2007
John Niedfelt                                 100,000                                   $0.10              12/30/2007
Jonathan Lowenthal                            250,000                                   $0.10              12/30/2007
Jorn Follmer                                  250,000                                   $0.10              12/30/2007
Jurgen Popp                                   750,000                                   $0.10              12/30/2007
Kenneth J. Meyer                              500,000                                   $0.10              12/30/2007
Laurence B. Straus                            150,000                                   $0.10              12/30/2007
Marianne Issels                               125,000                                   $0.10              12/30/2007
Matthias Graeve                               125,000                                   $0.10              12/30/2007
Michael Bloch                               1,000,000                                   $0.10              12/30/2007
Michael D. Melson                             250,000                                   $0.10              12/30/2007
Oscar Greene Jr.                              250,000                                   $0.10              12/30/2007
Raymond R. Dunwoodie                          250,000                                   $0.10              12/30/2007
Red Giant Productions,
Inc.                                          250,000                                   $0.10              12/30/2007
Richard R. Crose                              250,000                                   $0.10              12/30/2007
Robert A. Flaster                             100,000                                   $0.10              12/30/2007
Robert A. Smith                               150,000                                   $0.10              12/30/2007
Robert H. Gillman                             250,000                                   $0.10              12/30/2007
Robert R. Rowley                              250,000                                   $0.10              12/30/2007
Ryan Cornelius                                750,000                                   $0.10              12/30/2007
Sat Paul Dewan                                150,000                                   $0.10              12/30/2007
Stefan Muller                                 250,000                                   $0.10              12/30/2007
Thomas Allen Piscula                          250,000                                   $0.10              12/30/2007
Thomas W. Barrett                             100,000                                   $0.10              12/30/2007
Thomas Weiss Dr.                              125,000                                   $0.10              12/30/2007
Timothy M. Broder                             250,000                                   $0.10              12/30/2007
Trey Investments, LLP                          75,000                                   $0.10              12/30/2007
Ulrich Nusser                                 125,000                                   $0.10              12/30/2007
Veronica Kristi Prenn                         750,000                                   $0.10              12/30/2007
Wayne P. Schoenmakers                          50,000                                   $0.10              12/30/2007
William G. Cail                                12,500                                   $0.10              12/30/2007
William Harner                                 75,000                                   $0.10              12/30/2007
William M. Goatley
Revocable Trust FBO
William M Goatley DTD
5/9/89                                        125,000                                   $0.10              12/30/2007
Vista Capital                               2,617,188                                   $0.10               9/12/2010
Vista Capital                               1,046,874                                   $0.13               9/12/2010
Vista Capital                                 261,719                                   $0.10               9/12/2010
Rockwell Capital                            4,000,000                                   $0.10              12/31/2008
Stefan Muller                                 100,000                                   $0.01                3/6/2016
Fred Schmitz                                  100,000                                   $0.01                3/6/2016
Ivan Zweig                                    250,000                                   $0.01                3/4/2016
Lance Stovall                                 250,000                                   $0.01                3/4/2016
Ken Willey                                    250,000                                   $0.01                3/4/2016
Debra Chase                                    50,000             17.54%                $0.01                9/8/2015
Brett Jensen                                   30,000             10.53%                $0.01                9/8/2015
Albert Marerro                                 50,000             17.54%                $0.01                9/8/2015
Eric Mason                                      5,000              1.75%                $0.01                9/8/2015
Mark Mooney                                    20,000              7.02%                $0.01                9/8/2015
Alex Nelson                                    40,000             14.04%                $0.01                9/8/2015
Heather Walther                                40,000             14.04%                $0.01                9/8/2015
Peter Walther                                  50,000             17.54%                $0.01                9/8/2015
                                           31,723,281            100.00%


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


--------------------------------- ------------------------- -----------------
Owner                              Common Shares(2)          Percentage
--------------------------------- ------------------------- -----------------
Ivan Zweig(1)                      18,967,576(1)             11.95%
--------------------------------- ------------------------- --------------------
Barry Brault(3)                    10,032,682                6.31%
--------------------------------- ------------------------- --------------------
Gerd Weger(4)                      15,000,000                9.45%
--------------------------------- ------------------------- --------------------

Officers and directors as a
group (3 persons)                  44,000,258                27.71%
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

         Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide voice and data carrier specializing in high speed Internet access and secure data transaction. ICCC provides IElement with resold telecom services and IElement pays ICCC approximately $100,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. ICCC's plan of reorganization was approved by the Bankruptcy Court on April 26, 2006.

         On January 19, 2005, IElement issued promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956.16 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes.

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

                  (1) Financial statements of the IElement, Inc. and subsidiaries.

                  (2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (b) Reports on Form 8-K


EXHIBIT INDEX

Exhibit No.        Description of Exhibits
-----------        -----------------------

2.1 Agreement and Plan of Merger, dated February 20, 2004, by and among Global Diversified Acquisition Corp., G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consulting Limited.*

2.2 First Amendment to Agreement and Plan of Merger, dated March 23, 2004, by and among Global Diversified Acquisition Corp., G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consulting Limited. *

2.3 Agreement and Plan of Merger, dated November 9, 2004, by and among Mailkey Corporation, Mailkey Acquisition Corp., IElement, Inc. and Ivan Zweig. *

2.4 First Amendment and Waiver to Agreement and Plan of Merger, dated December 30, 2004, by and among Mailkey Corporation, Mailkey Acquisition Corp., IElement, Inc. and Ivan Zweig. *

3(i).1   Articles of Incorporation. *

3(i).2   Amendment to Articles of Incorporation*

3(i).3   Amendment to Articles of Incorporation*

3(i).4   Amendment to Articles of Incorporation*

3(i).5   Certificate of Correction*

3(i).6 Amended Articles of Incorporation of Mailey Corporation dated August 1, 2005. *

Exhibit No.        Description of Exhibits
-----------        -----------------------

3(ii)    Restated By-Laws of IElement*

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

21.0     List of Subsidiaries**

31.1     Certification pursuant to Sarbanes-Oxley Sec. 302

32.1     Certification pursuant to 18 U.S.C. Sect. 1350

         * Previously filed with Amendment No. 2 to Registration Statement on Form SB-2 filed on June 6, 2006.

         ** Previously filed with Amendment No. 3 to Registration Statement on Form SB-2 filed on July 18, 2006.


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


Date: July 20, 2006

                           IELEMENT CORPORATION

                           By: /s/ Ivan Zweig
                               ------------------------------
                           Name:   Ivan Zweig
                           Title:  Chief Executive Officer,
                                   Chairman and Principal Accounting Officer
                                   Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          IVAN ZWEIG


                           /s/ Ivan Zweig
                           ------------------------------
                           Name:   Ivan Zweig
                           Title:  Chief Executive Officer,
                                   Chairman, Chief Financial Officer and
                                   Principal Accounting Officer
                                   Director

                           LANCE K. STOVALL

                           /s/ Lance K. Stovall
                           -------------------------------
                           Name:   Lance K. Stovall
                           Title:  Director