Form 10KSB/A
period 2005-03-30
IElement CORP
filed 2006-08-09
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 2)

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

17194 Preston Rd.
Suite 102 PMB 341
Dallas, TX 75248
(Address of Principal Executive Offices)

1-214-254-3440

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock as reported on the OTC Bulletin Board on June 28, 2005, was $2,826,202.

As of June 28, 2005, 94,850,535 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes No X

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements . All statements other than statements of historical facts included or incorporated by reference in this prospectus, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

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

EXPLANATORY NOTE

This Form 10-KSB/A is being filed with restated financial statements.

IELEMENT CORPORATION
FORM 10-KSB

                                             INDEX

                          Part I Page

                            Part II

Item 5. Market for Registrant's Common Equity and

Item 8. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure......................................................................................................... 18

Item 8A. Controls and Procedures .................................................................................................................... 18

                            Part III

Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a)
of the Exchange Act............................................................................................................................................. 18

Item 10. Executive Compensation....................................................................................................................... 21

Item 11. Security Ownership of Certain Beneficial Owners

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
Unexercised Options Options at
Shares at Fiscal Year-End (#) Fiscal Year-End ($)
Acquired on Value Exercisable/ Exercisable/
Name                                               Exercise     Realized     Unexercisable     Unexercisable (1)
-------------------------------------------------------------------------------------------------------------------------------------------
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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-Average exercise price of outstanding options , warrants , and rights (b)	Remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans	0	Not applicable	3,675,000
approved by security holders (1)

Equity compensation plans not	0	Not applicable	1,500,000
approved by security holders

Total	0	Not applicable	5,175,000

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

Amount and Nature of Percentage
Name and Address of Beneficial Owner Beneficial Ownership of Class (1)
------------------------------------     --------------------     ------------
Ivan Zweig                                     18,770,966 (2)     19.8%

Tim Dean-Smith                                      4,982,752     5.3%

Susan Walton                                         441,777 0.    47%

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

(b) Reports on Form 8-K.

---------------------------------------------------------------------------------------------------
DATE OF EVENT                                            REPORTED ITEMS REPORTED
----------------------------------------------------------------------------------------------------
April 12, 2005                                                             (8-K/A) 4 and 7
-----------------------------------------       --------------------------------------
April 5, 2005                                                               (8-K/A) 4 and 9
-----------------------------------------       --------------------------------------
February 28, 2005                                                      (8-K/A) 4 and 9
-----------------------------------------      ------------------------------------
February 4, 2005                                                                     4
-----------------------------------------        --------------------------------------
January 25, 2005                                                          1, 2, 3, 5 and 9
-----------------------------------------        --------------------------------------
January 6, 2005                                                                        1
-----------------------------------------        --------------------------------------
November 12, 2004                                                                  1
-----------------------------------------        --------------------------------------
November 10, 2004                                                                  5
-----------------------------------------        --------------------------------------
October 25, 2004                                                                 1 and 9
-----------------------------------------        --------------------------------------
October 6, 2004                                                                        5
-----------------------------------------        --------------------------------------
September 8, 2004                                                               1and 9
-----------------------------------------        --------------------------------------
July 14, 2004                                                                         Item 4
-----------------------------------------        --------------------------------------
June 8, 2004                                                                          Item 4
-----------------------------------------        --------------------------------------
April 9, 2004                                                                   Item 1, 2 and 7
-----------------------------------------        --------------------------------------

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
to March 31, 2005                                                                                                                          F-4 - F-7

Consolidated Statements of Cash Flow for the Three
Months Ended March 31, 2005 and 2004 and the Years
Ended December 31, 2004 and 2003                                                                                            F-4 - F-5

Notes to Consolidated Financial Statements.                                                                           F-6 - F-19

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

IElement Corporation and Subsidiary
(Formerly Mailkey Corporation)

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

As described in Note 1 to the financial statements , the accompanying financial statements have been restated.

MEMBER OF:
BAGELL, JOSEPHS & COMPANY, L.L.C. AMERICAN INSTITUTE OF CERTIFIED PUBLIC
ACCOUNTANTS NEW JERSEY SOCIETY OF
CERTIFIED PUBLIC
ACCOUNTANTS PENNSYLVANIA INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
-------------------------------------
Certified Public Accountants
Gibbsboro, New Jersey
August 9, 2006

IELEMENT CORPORATION AND SUBSIDIARY (FORMERLY MAILKEY CORPORATION) CONSOLIDATED BALANCE SHEET (RESTATED) March 31, 2005

ASSETS
Restated

March 31,
2005
CURRENT ASSETS:
Cash and cash equivalents	$340,321
Accounts receivable, net	520,644
Other current assets	1,780

Total current assets	862,745

Fixed assets, net of depreciation	889,051

OTHER ASSETS:
Deposits	58,993

Total other assets	58,993

TOTAL ASSETS	$1,810,789

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,400,992
Customer deposits	164,112
Receivable financing payable	483,114
Commissions payable	176,136
Liability for stock to be issued	75,000
Deferred revenue	815,036
Current portion - notes payable	461,590

Total current liabilities	3,575,980

LONG-TERM LIABILITIES:
Notes payable, net of current portion	293,188

Total long-term liabilities	293,188

Total Liabilities	3,869,168

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares
authorized; 91,783,730 shares issued and outstanding
at March 31, 2005	91,783
Additional paid-in capital	(1,172,836)
Accumulated deficit	(977,326)

Total Stockholders' Equity (Deficit)	(2,058,379)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,810,789

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Restated	Restated	Restated	Restated

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,
	2005	2004	2004	2003
	(Audited)	(Unaudited)	(Audited)	(Audited)

OPERATING REVENUE:
Service income	$1,228,411	$1,530,427	$5,954,772	$4,552,436

OPERATING EXPENSES
Cost of Sales, excluding depreciation	736,275	819,756	3,042,978	2,716,680
General and administrative	687,928	458,311	2,033,764	1,116,810
Selling expenses	116,263	109,240	519,600	518,425
Depreciation & amortization	68,164	60,403	260,806	159,070
Interest expense	6,992	31,354	138,576	122,100
Receivable factoring fees	29,874	33,085	129,021	118,504

Total Operating Expenses	1,645,496	1,512,149	6,124,745	4,751,589

INCOME (LOSS) BEFORE OTHER (EXPENSE)	(417,085)	18,278	(169,973)	(199,153)

OTHER (EXPENSE)
Loss on sale of investments	-	(86,558)	(125,068)	(65,903)

Total Other Expenses	-	(86,558)	(125,068)	(65,903)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(417,085)	(68,280)	(295,041)	(265,056)

Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(417,085)	$(68,280)	$(295,041)	$(265,056)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	56,697,484	14,525,433	14,913,483	12,167,110

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY (FORMERLY MAILKEY CORPORATION)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - AUDITED (RESTATED)
FOR THE PERIOD MARCH 1, 2003 TO MARCH 31, 2005

	Restated	Restated	Restated	Restated	Restated	Restated

			Additional	Paid - In		Unearned
	Common Stock		Paid - In	Capital-	Accumulated	Compensation
	Shares	Amount	Capital	Warrants	Deficit	Expense	Total

Beginning Balance March 1, 2003 (Restated)	4	$-	$-	$-	$(265,056)	$-	$(265,056)

Issuance of common stock in exchange for redemption
of shares of Integrated Communications Consultants
Corporation ("ICCC") - recapitalization	14,369,364	14,369	(14,369)	-	-	-	-

Excess liabilities assumed from recapitalization of ICCC	-	-	(2,079,665)	-	-	-	(2,079,665)

Issuance of common stock as 1% premium for
redemption of ICCC shares	143,687	144	-	-	(144)	-	-

Balance, December 31, 2003, (Restated)	14,513,055	14,513	(2,094,034)	-	(265,200)	-	(2,344,721)

Shares of common stock issued in exercise of options	26,400	26	49	-	-	-	75

Accounts payable converted to common stock	35,200	35	4,965	-	-	-	5,000

Issuance of common stock in conversion of notes payable	423,209	423	247,577	-	-	-	248,000

Shares issued for cash	206,391	206	119,094	-	-	-	119,300

Net loss for the period	-	-	-	-	(295,041)	-	(295,041)

Balance, December 31, 2004, (Restated)	15,204,255	15,203	(1,722,349)	-	(560,241)	-	(2,267,387)

Shares of common stock issued in exercise of options	16,115,345	16,115	29,667	-	-	-	45,782

Issuance of common stock in conversion of
notes payable	16,526,236	16,527	809,785	-	-	-	826,312

Effects of reverse merger	34,726,355	34,726	(511,014)	-	-	-	(476,288)

Issuance of shares at $0.025 per share
for services	7,487,587	7,488	179,701	-	-	-	187,189

Issuance of shares at $0.025 per share
in conversion of accounts payable	693,280	693	16,639	-	-	-	17,332

Issuance of shares at $0.025 per share
in conversion of debt to equity	1,030,672	1,031	24,735	-	-	-	25,766

Net loss for the year ended March 31, 2005	-	-	-	-	(417,085)	-	(417,085)

Balance March 31, 2005 (Restated)	91,783,730	$91,783	$(1,172,836)	$-	$(977,326)	$-	$(2,058,379)

The accompanying notes are an integral part of the consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOW (RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Restated	Restated	Restated	Restated

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,
	2005	2004	2004	2003
	(Audited)	(Unaudited)	(Audited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(417,085)	$(68,280)	$(295,041)	$(265,056)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	68,164	60,403	260,806	159,070
Bad debt expense	4,821	17,626	63,498	52,241
Stock issued for services	187,189	-	-	-
Loss on disposal of equipment	1,877	-	2,296	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	62,540	221,720	96,436	(800,180)
(Increase) decrease in other current assets	2,470	(2,471)	(4,077)	(173)
(Increase) decrease in deposits	10,530	468	(14,517)	(40,006)
Increase (decrease) in accounts payable	294,777	(19,316)	154,463	(1,259,056)
Increase in accrued interest	-	17,289	77,364	56,507
Increase (decrease) in payroll taxes payable	(17,230)	27,232	17,230	-
Increase (decrease) in customer deposits	(4,878)	(14,819)	(35,010)	204,000
Increase (decrease) in receivable financing payable	(20,807)	(342,679)	(153,082)	657,003
Increase in commissions payable	18,411	43,786	98,994	58,731
Increase (decrease) in refunds payable	(1,079)	(1,526)	(936)	2,015
Increase (decrease) in deferred revenue	(19,940)	93,331	(262,959)	1,097,935

Total adjustments	586,845	101,044	300,506	188,087

Net cash provided by (used in) operating activities	169,760	32,764	5,465	(76,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	2,800	-	3,451	-
Acquisition of fixed assets	(9,485)	(163,766)	(233,396)	(251,023)

Net cash (used in) investing activities	(6,685)	(163,766)	(229,945)	(251,023)

The accompanying notes are an integral part of these consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED) (RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Restated	Restated	Restated	Restated

	Three Months Ended		Years Ended
	March 31,	March 31,	December 31,	December 31,
	2005	2004	2004	2003
	(Audited)	(Unaudited)	(Audited)	(Audited)

CASH FLOWS FROM FINANCING ACTIVITES
Payments of notes payable	$(32,909)	$(32,600)	$(465,344)	$(46,193)
Proceeds from notes payable	22,450	100,000	625,331	467,054
Common stock issued for cash	-	-	119,300	-
Proceeds in exercise of stock options	39,954	-	75	-

Net cash provided by financing activities	29,495	67,400	279,362	420,861

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	192,570	(63,602)	54,882	92,869

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR / PERIOD	147,751	92,869	92,869	-

CASH AND CASH EQUIVALENTS - END OF
YEAR / PERIOD	$340,321	$29,267	$147,751	$92,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$2,563	$3,890	$34,983	$6,459

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$17,332	$5,000	$5,000	$-

Accounts payable converted to debt	$70,000	$-	$50,000	$-

Common stock issued for conversion of notes payable	$852,078	$-	$248,000	$-

Issuance of stock for redemption of ICCC shares	$-	$-	$-	$4,123

Debt converted to accounts payable	$126,000	$-	$-	$-

Liabilities assumed to acquire fixed assets from ICCC	$-	$-	$-	2,079,665

Debt converted in exercise of options	$5,828	$-	$-	$-

Accounts payable and accrued expenses
acquired in reverse merger	$63,343	$-	$-	$-

Debt acquired in reverse merger	$337,945	$-	$-	$-

Stock issued for services	$187,189	$-	$-	$-

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

IElement, incorporated in Nevada on December 30, 2002, is a facilities-based nationwide communications service provider that provides state-of-the-art telecommunications services to small and medium sized enterprises (“SMEs”). IElement provides broadband data, voice and wireless services by offering integrated T-1 lines as well as Layer 2 Private Network solutions that provide SMEs with dedicated Internet access services, customizable business solutions for voice, data, wireless and Internet, and secure communications channels between the SME offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. IElement has a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas, and Chicago. The Company started business in 2003.

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

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Upon the consummation of the acquisition, IElement has issued outstanding promissory notes to, among others, Kramerica in the aggregate amount of $120,000 (the "Notes"). IElement has also issued Notes in the aggregate amount to members of Mr. Zweig's immediate family. The Notes are payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and will continue to be secured by substantially all of the assets of IElement.

The Company’s consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

RESTATEMENT

The restatement relates to the recapitalization of IElement by Integrated Communications Consultants Corporation (ICCC) on March 1, 2003. In a recapitalization, fair value adjustments and goodwill are not recognized. This restatement corrects the reporting of this transaction by removing those adjustments relating to fair value and goodwill.

The restatement also reclassified the presentation of certain expenses in Cost of Sales in the Statement of Operations, which are now presented as Operating Expenses. In addition, Bad Debt Expense and Accounts Receivable are now presented separately in the Statement of Cash Flows.

The effects of the restatement adjustments on IElement’s previously reported Balance Sheet for the period ended March 31, 2005 are summarized below.

                                                                       3/31/05                   3/31/05
Balance Sheet                                       As RestatedAs            Previously Reported

Goodwill                                                                   $ 0                     $2,079,665

Total other assets                                           $ 58,993                    $2,138,658

Total assets                                                  $1,810,789                    $3,890,454

Additional paid-in capital                          ($1,172,836)                    $ 906,829

Total stockholders’ equity (deficit)          ($2,058,379)                      $ 21,286

Total liabilities and stockholders’               $1,810,789                   $3,890,454
Equity (deficit)

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
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

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $6,673 and $6,098 has been recorded at March 31, 2005 and December 31, 2004.

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

Fixed Assets - (Continued)

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

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123”.

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Stock-based compensation for the three months ended March 31, 2005 and 2004 was $0 and $0, respectively and for the years ended December 31, 2004 and 2003 was $0 and $0, respectively.

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Recent Accounting Pronouncements (Continued)

supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.”

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

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

In June 2003, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Recent Accounting Pronouncements (Continued)

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”(“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Recent Accounting Pronouncements (Continued)

beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.

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

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flow.

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
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
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4- NOTES PAYABLE

The Company has several notes payable at March 31, 2005. Proceeds from the notes were utilized to finance the general working capital requirements of the Company, purchase equipment and pay certain liabilities assumed by the Company in the purchase of the principal assets of Integrated Communications Consultants Corporation in March of 2003. The notes carry varying interest rates between zero and 5.75%. Prior to the effective merger of IElement with MailKey, certain of the notes were converted into shares of common stock.

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

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5- OPERATING LEASES - (CONTINUED)

Rental payments charged to expense for the three months ended March 31, 2005 and 2004 were $11,700 and $15,050, respectively and during the years ended December 31, 2004 and 2003 were $82,072 and $68,750, respectively.

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 7- PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY MAILKEY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND
THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 7- PROVISION FOR INCOME TAXES - (CONTINUED)

At March 31, 2005, deferred tax assets consist of the following:

Net deferred tax assets                     $294,392
Less: valuation allowance                (294,392)
                                                                $ -0-

At March 31, 2005, the Company had deficits accumulated in the approximate amount of $981,305, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- GOING CONCERN

As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the three months ended March 31, 2005 and 2004 and the years ended December 31, 2004 and 2003. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company.

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

IELEMENT CORPORATION
(FORMERLY MAILKEY CORPORATION)

By: /s/ Ivan Zweig ------------------------------ Date: August 9, 2006 Name: Ivan Zweig Title: Chief Executive Officer, Chairman and Principal Accounting Officer Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.