Form 10QSB/A
period 2005-12-31
IElement CORP
filed 2006-08-09
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(AMENDMENT NO. 2)

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

This prospectus contains forward-looking statements. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

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

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                                    TABLE OF CONTENTS
Condensed Consolidated Unaudited Financial Statements:

                                                                             PAGE(S)

Condensed Consolidated Balance Sheet as of December 31, 2005                            1

Condensed Consolidated Statements of Operations for                                             2
the Three Months Ended December 31, 2005 and 2004 and
the Nine Months Ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flow for                                            3-4
the Nine Months Ended December 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements                                        5-18

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (RESTATED)
DECEMBER 31, 2005

Restated
ASSETS
December 31,
2005
(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,205,129
Accounts receivable, net	474,647
Other current assets	1,159

Total current assets	1,680,935

Fixed assets, net of depreciation	-

Fixed assets, net of depreciation	733,433

OTHER ASSETS:
Deposits	56,821

Total other assets	56,821

TOTAL ASSETS	$2,471,189

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,076,982
Customer deposits	139,121
Receivable financing payable	405,338
Commissions payable	167,225
Liability for stock to be issued	2,297,875
Deferred revenue	712,998
Current portion - notes payable	336,257

Total current liabilities	5,135,796

LONG-TERM LIABILITIES:
Notes payable, net of current portion	315,928

Total long-term liabilities	315,928

Total Liabilities	5,451,724

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
96,477,065 shares issued and outstanding	96,477
Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
Zero shares issued and outstanding	-
Additional paid-in capital	(1,184,221)
Stock subscription receivable	(35,000)
Unearned compensation expense	(12,200)
Accumulated deficit	(1,845,591)

Total Stockholders' Equity (Deficit)	(2,980,535)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,471,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Restated	Restated	Restated	Restated

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUE	$1,119,772	$1,415,148	$3,487,000	$4,424,345

OPERATING EXPENSES
Cost of Sales, excluding depreciation	689,185	573,732	2,141,575	2,223,222
General and administrative	580,397	494,132	1,598,893	1,575,452
Selling expenses	82,307	111,148	314,844	410,360
Depreciation & amortization	69,934	67,976	207,986	200,403
Interest expense	-	37,667	4,951	107,222
Receivable factoring fees	26,211	30,686	83,037	95,936

Total Operating Expenses	1,448,034	1,315,341	4,351,286	4,612,595

INCOME (LOSS) BEFORE OTHER (EXPENSE)	(328,262)	99,807	(864,286)	(188,250)

OTHER (EXPENSE)
Loss on sale of investments	-	-	-	(38,511)

Total Other Expenses	-	-	-	(38,511)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(328,262)	99,807	(864,286)	(226,761)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$(328,262)	$99,807	$(864,286)	$(226,761)

NET INCOME (LOSS) PER BASIC AND
AND DILUTED SHARES	$(0.00)	$0.01	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	96,477,065	15,204,257	94,817,400	15,040,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (RESTATED)
THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Restated	Restated

	Nine Months Ended
	December 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(864,286)	$(226,761)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	207,986	200,403
Bad debt expense	67,943	45,872
Stock issued for services	33,498	-
Stock to be issued for services	236,750	-
Gain on sale of equipment	-	(894)
Fixed asset write off	-	3,190

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(21,946)	(125,284)
(Increase) decrease in other current assets	621	(1,606)
(Increase) decrease in deposits	2,172	(14,985)
Increase in accounts payable and accrued expenses	190,568	109,368
Increase in accrued interest	4,872	107,069
(Decrease) in customer deposits	(24,991)	(20,191)
Increase (decrease) in receivable financing payable	(77,776)	189,597
Increase (decrease) in commissions payable	(8,911)	55,208
(Decrease) in deferred revenue	(102,038)	(356,290)

Total adjustments	508,748	191,457

Net cash (used in) operating activities	(355,538)	(35,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(52,368)	(69,632)
Proceeds from sale of fixed assets	-	3,453

Net cash (used in) investing activities	(52,368)	(66,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable	$(46,349)	$(134,429)
Proceeds from notes payable	-	235,021
Common stock issued for cash	-	119,300
Cash received for common stock to be issued	1,535,625	-
Fund raising fees charged to paid in capital	(216,562)	-
Proceeds in exercise of stock options	-	75
Net cash provided by financing activities	1,272,714	219,967

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED) (RESTATED)
THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Restated	Restated

	Nine Months Ended
	December 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	864,808	118,484

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	340,321	29,267

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$1,205,129	$147,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$114	$26,631

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$85,194	$-

Accounts payable converted to debt	$177,884	$59,000

Accounts payable converted to liability for stock to be issued	$251,500	$-

Notes payable converted to equity	$-	$248,000

Notes payable converted to liability for stock to be issued	$239,000	$-

Stock issued for services	$33,498	$-

Stock to be issued for services	$236,750	$-

Fixed asset write off	$-	$3,190.00

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements included herein have been prepared by IElement Corporation and Subsidiary (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

IElement Corporation (the “Company” or “IElement”) was established as a messaging security and management company. On March 25, 2004, pursuant to an Agreement and Plan of Merger, Global Diversified Acquisition Corp. ("GDAC"), acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effected by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding MailKey Corporation stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

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

Upon the consummation of the acquisition, Ielement has issued outstanding promissory notes to, among others, Kramerica in the aggregate amount of $120,000 (the "Notes"). Ielement has also issued promissory notes to members of Mr. Zweig's immediate family. The promissory notes are payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and will continue to be secured by substantially all of the assets of Ielement.

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

On August 8, 2005 Tim Dean-Smith and Susan Walton resigned their positions on the Board of Directors (the “Board”) of the Company. Tim Dean-Smith also resigned from his position as Chief Financial Officer of the Company.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The resignations of Mr. Dean-Smith and Ms. Walton were consistent with the expectations of the parties pursuant to the consummation of the merger between Ielement, and the Company on January 19, 2005, and do not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company. Neither Mr. Dean-Smith nor Ms. Walton served on any subcommittees of the Board. Ivan Zweig, the current Chairman of the Board and Chief Executive Officer was appointed as the Chief Financial Officer of the Company until a new Chief Financial Officer is found.

The Company’s condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America, and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

The effects of the restatement adjustments on IElement’s previously reported Balance Sheet for the period ended December 31, 2005 are summarized below.

                                                                                                           12/31/05            12/31/05
Balance Sheet                                           As Restated             As Previously Reported

Goodwill                                                                    $ 0                    $2,079,665

Total other assets                                             $56,821                   $2,136,486

Total assets                                                  $2,471,189                   $4,550,854

Additional paid-in capital                         ($1,184,221)                     $895,444

Total stockholders’ equity (deficit)         ($2,980,535)                  ($ 900,870)

Total liabilities and stockholders’
Equity (deficit)                                               $2,471,189        $4,550,854

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the financial position and results of Ielement. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements (Continued)

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

NOTE 3 - FIXED ASSETS

Property and equipment as of December 31, 2005 was as follows:

Property and equipment                             $1,425,637
Less accumulated depreciation                      692,204
Net book value                                                $733,433

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND
THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

NOTE 4 - LIABILITY FOR STOCK TO BE ISSUED - (CONTINUED)

In August 2005, the Company has entered into an agreement with Vista Capital, S.A. (“Vista”) whereby Vista raised capital through the sale of units of Company stock and warrants. Each unit contains 500,000 shares of common stock at $0.035 and warrants to purchase an additional 250,000 shares of common stock at $0.10. The warrants can be called by the Company after the Company’s closing share price is equal to or exceeds $0.12 for ten consecutive trading days. Each unit was sold for $17,500. As of December 31, 2005, the Company had sold 87.75 units for cash totaling $1,535,625 plus accepted the services for 0.50 units totaling $8,750 and had 2 units outstanding on stock subscriptions receivable totaling $35,000. The Company closed the private placement offering on December 30, 2005 raising $1,579,375. As part of the offering, the company paid 10% of the funds raised to Vista for fund raising fees.

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

The notes payable balances at December 31, 2005 were as follows:

Total notes payable                                $652,185
Less current maturities                             336,257
Long term notes payable                       $315,928

The amount of principal maturities of the notes payable for the next 3 years ending December 31, and in the aggregate is as follows:

$336,257
 186,684
 129,244
                $652,185

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

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT) - (CONTINUED)

Common Stock (Continued)

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

NOTE 9 - GOING CONCERN - (CONTINUED)

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

NOTE 10 - CONTINGENCIES

On April 19, 2005 KK Solutions, Inc., a California corporation d/b/a/ Three 18, Inc. (“KK”), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to KK. KK seeks damages in the amount of $78,000, plus interest. The Company is vigorously defending against this action, which is currently in the discovery phase of the proceeding.

On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, (“Global”), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to Global. Global seeks damages in the amount of $50,000, plus interest. The Company is vigorously defending against this action, which is currently in the discovery phase of the proceeding.

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

IELEMENT CORPORATION

Date: August 9, 2006 /s/ Ivan Zweig ----------------------------------- Ivan Zweig Chief Executive Officer