Form 10QSB/A
period 2005-06-30
IElement CORP
filed 2006-08-10
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(AMENDMENT NO. 2)

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Actof 1934

For the quarterly period ended: June 30, 2005

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

IELEMENT CORPORATION AND SUBSIDIARY
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

TABLE OF CONTENTS

Condensed Consolidated Unaudited Financial Statements:
PAGE(S)

Condensed Consolidated Balance Sheets as of June 30, 2005 and 2004                               1

Condensed Consolidated Statements of Operations for
the Three Months Ended June 30, 2005 and 2004                                                                     2

Condensed Consolidated Statements of Cash Flow for
the Three Months Ended June 30, 2005 and 2004                                                                 3-4

Notes to Condensed Consolidated Financial Statements                                                  5-17

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
JUNE 30, 2005 AND 2004

	Restated	Restated
ASSETS
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$96,532	$62,680
Accounts receivable, net	509,005	724,082
Other current assets	3,469	2,539

Total current assets	609,006	789,301

Fixed assets, net of depreciation	-	-

Fixed assets, net of depreciation	834,131	1,061,265

OTHER ASSETS:
Deposits	55,361	53,523

Total other assets	55,361	53,523

TOTAL ASSETS	$1,498,498	$1,904,089

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,399,777	$979,681
Customer deposits	155,887	188,527
Receivable financing payable	307,756	516,199
Commissions payable	179,454	92,789
Deferred revenue	792,095	1,148,629
Current portion - notes payable	465,467	264,620

Total current liabilities	3,300,436	3,190,445

LONG-TERM LIABILITIES:
Notes payable, net of current portion	261,775	896,641

Total long-term liabilities	261,775	896,641

Total Liabilities	3,562,211	4,087,086

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value, 100,000,000 shares authorized;
94,850,535 and 4,319,392 shares issued and outstanding
at June 30, 2005 and 2004 respectively	94,851	4,319
Additional paid-in capital	(1,030,878)	(1,707,486)
Accumulated deficit	(1,127,686)	(479,830)

Total Stockholders' Equity (Deficit)	(2,063,713)	(2,182,997)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,498,498	$1,904,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	Restated	Restated

	Three Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

OPERATING REVENUE	$1,215,479	$1,504,941

OPERATING EXPENSES
Cost of Sales , excluding depreciation	739,614	833,999
General and administrative	423,354	509,367
Selling expenses	96,328	136,842
Depreciation & amortization	68,665	65,173
Interest expense	4,925	30,265
Receivable factoring fees	28,974	33,155

Total Operating Expenses	1,361,860	1,608,801

INCOME (LOSS) BEFORE OTHER (EXPENSE)	(146,381)	(103,860)

OTHER (EXPENSE)
Loss on sale of investments	-	(38,511)

Total Other Expenses	-	(38,511)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(146,381)	(142,371)

Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(146,381)	$(142,371)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	91,947,843	14,709,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (RESTATED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	Restated	Restated

	Three Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(146,381)	$(142,371)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	68,665	65,173
Bad debt expense	18,709	17,001
Stock issued for services	54,047	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(7,070)	(232,490)
(Increase) decrease in other current assets	(1,689)	105
(Increase) in deposits	3,632	1,015
Increase in accounts payable	10,785	66,536
Increase in accrued interest	4,864	30,258
(Decrease) in customer deposits	(8,225)	(654)
Increase (decrease) in receivable financing payable	(175,358)	201,875
Increase (decrease) in commissions payable	3,318	(9,728)
(Decrease) in deferred revenue	(22,941)	(42,637)

Total adjustments	(51,263)	96,454

Net cash (used in) operating activities	(197,644)	(45,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(13,745)	(37,511)

Net cash (used in) investing activities	(13,745)	(37,511)

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED) (RESTATED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	Restated	Restated

	Three Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITES
Payments of notes payable	$(32,400)	$(52,534)
Proceeds from notes payable	-	50,000
Common stock issued for cash	-	119,300
Proceeds in exercise of stock options	-	75

Net cash provided by (used in) financing activities	(32,400)	116,841

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(243,789)	33,413

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	340,321	29,267

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$96,532	$62,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE QUARTER FOR:
Interest expense	$106	$4,714

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$12,000	$-

Accounts payable converted to debt	$-	$50,000

Conversion of notes payable to equity	$-	$248,000

Stock issued for services	$54,047	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements included herein have been prepared by MailKey Corporation and Subsidiary (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders’ equity and cash flows for the periods presented.

MailKey Corporation (the “Company” or “MailKey”) was established as a messaging security and management company. On March 25, 2004, pursuant to an Agreement and Plan of Merger, Global Diversified Acquisition Corp. ("GDAC"), acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003, under the laws of the British Virgin Islands. The transaction was effected by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding MailKey stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

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

RESTATEMENT - (CONTINUED)

The effects of the restatement adjustments on IElement’s previously reported Balance Sheet for the period ended June 30, 2005 are summarized below.

Balance Sheet                                                    6/30/05                               6/30/05
                                                                      As RestatedAs                  Previously Reported

Goodwill                                                               $0                           $2,079,665

Total other assets                              $55,361                         $2,135,026

Total assets                                  $1,498,498                           $3,578,163

Additional paid-in capital                   ($1,030,878)                          $1,048,787

Total stockholders’ equity (deficit)   ($2,063,713)                          $15,952

Total liabilities and stockholders’
Equity (deficit)                                  $1,498,498                          $3,578,163

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 3- FIXED ASSETS

Property and equipment as of June 30, 2005 and 2004 was as follows:

Three Month Ended
	June 30, 2005 (unaudited)	June 30, 2005 (unaudited	)
Property and Equipment	$1,387,013	$1,343,532
Less Accumulated Depreciation	552,882	282,267
Net book value	$834,131	$1,061,265

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 4- NOTES PAYABLE - (CONTINUED)

The notes payable balances at June 30, 2005 and 2004 were as follows:

                                                  June 30,                          June 30,
                                                  2005                               2004
                                                  (Unaudited)                    (Unaudited)

Total Notes Payable                    $727,242                        $1,161,261
Less Current maturuies                  465,467                             264,620
Long term Notes Payable             $261,775                           $896,641

The amount of principal maturuties of the notes payable for the next four years ending June 30, and in the aggregate is as follows:

            2006                   $465,467
            2007                     125,652
            2008                     125,652
            2009                       10,471
                                        $727,242

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

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2005, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001, and 94,850,535 shares issued and outstanding.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT) - (CONTINUED)

Common Stock - (Continued)

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

NOTE 7- PROVISION FOR INCOME TAXES - (CONTINUED)

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

On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, (“Global”), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 9- CONTINGENCIES - (CONTINUED)

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