Form 10QSB/A
period 2005-09-30
IElement CORP
filed 2006-08-10
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(AMENDMENT NO. 2)

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Actof 1934

For the quarterly period ended: September 30, 2005

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

Yes [X] No [ ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X ]

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
ITEM 1: FINANCIAL INFORMATION

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

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS MAILKEY CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEET (RESTATED)
SEPTEMBER 30, 2005

Restated
ASSETS
September 30,
2005
(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$69,978
Accounts receivable, net	604,653
Other current assets	2,970

Total current assets	677,601

Fixed assets, net of depreciation	774,303

OTHER ASSETS:
Deposits	52,447

Total other assets	52,447

TOTAL ASSETS	$1,504,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,111,618
Customer deposits	151,387
Receivable financing payable	420,087
Commissions payable	157,175
Liability for stock to be issued	649,750
Deferred revenue	737,326
Current portion - notes payable	299,657

Total current liabilities	3,527,000

LONG-TERM LIABILITIES:
Notes payable, net of current portion	357,513

Total long-term liabilities	357,513

Total Liabilities	3,884,513

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
96,477,065 shares issued and outstanding	96,477
Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
Zero shares issued and outstanding	-
Additional paid-in capital	(946,310)
Unearned compensation expense	(13,000)
Accumulated deficit	(1,517,329)

Total Stockholders' Equity (Deficit)	(2,380,162)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,504,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS MAILKEY CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Restated	Restated	Restated	Restated

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUE	$1,151,749	$1,504,256	$2,367,228	$3,009,197

OPERATING EXPENSES
Cost of Sales, excluding depreciation	712,776	815,491	1,452,390	1,649,490
General and administrative	595,142	571,953	1,018,496	1,081,320
Selling expenses	136,209	162,370	232,537	299,212
Depreciation & amortization	69,387	67,254	138,052	132,427
Interest expense	26	39,290	4,951	69,555
Receivable factoring fees	27,852	32,095	56,826	65,250

Total Operating Expenses	1,541,392	1,688,453	2,903,252	3,297,254

INCOME (LOSS) BEFORE OTHER (EXPENSE)	(389,643)	(184,197)	(536,024)	(288,057)

OTHER (EXPENSE)
Loss on sale of investments	-	-	-	(38,511)

Total Other Expenses	-	-	-	(38,511)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(389,643)	(184,197)	(536,024)	(326,568)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(389,643)	$(184,197)	$(536,024)	$(326,568)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	95,996,101	15,204,257	93,983,032	14,958,265

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS MAILKEY CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (RESTATED)
THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Restated	Restated

	Six Months Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(536,024)	$(326,568)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	138,052	132,427
Bad debt expense	47,232	19,630
Stock issued for services	54,047	-

Changes in assets and liabilities
(Increase) in accounts receivable	(131,241)	(26,243)
(Increase) in other current assets	(1,190)	(2,767)
(Increase) decrease in deposits	6,546	(14,985)
Increase in accounts payable and accrued expenses	225,204	280,165
Increase in accrued interest	4,872	69,476
(Decrease) in customer deposits	(12,725)	(6,843)
(Decrease) in receivable financing payable	(63,027)	(17,968)
Increase (decrease) in commissions payable	(18,961)	27,602
(Decrease) in deferred revenue	(77,710)	(197,183)

Total adjustments	171,099	263,311

Net cash (used in) operating activities	(364,925)	(63,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(23,304)	(60,409)
Write off of fixed assets	-	3,190

Net cash (used in) investing activities	(23,304)	(57,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable	$(41,364)	$(84,166)
Proceeds from notes payable	-	122,004
Common stock issued for cash	-	119,300
Cash received for common stock to be issued	159,250	-
Proceeds in exercise of stock options	-	75
Net cash provided by (used in) financing activities	117,886	157,213

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
(FORMERLY KNOWN AS MAILKEY CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED) (RESTATED)
THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Restated	Restated

	Six Months Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(270,343)	36,737

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	340,321	29,267

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$69,978	$66,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE QUARTER FOR:
Interest expense	$114	$13,356

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$85,194	$-

Accounts payable converted to debt	$177,884	$59,000

Accounts payable converted to liability for stock to be issued	$251,500	$-

Notes payable converted to liability for stock to be issued	$239,000	$248,000

Stock issued for services	$54,047	$-

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

The effects of the restatement adjustments on IElement’s previously reported Balance Sheet for the period ended September 30, 2005 are summarized below.

Balance Sheet                                                   9/30/05                         9/30/05
                                                                         As Restated           As Previously Reported

Goodwill                                                                 $0                       $2,079,665

Total other assets                                       $52,447                      $2,132,112

Total assets                                             $1,504,351                     $3,584,016

Additional paid-in capital                       ($946,310)                    $1,133,355

Total stockholders’ equity (deficit)    ($2,380,162)               ($300,497)

Total liabilities and stockholders’
Equity (deficit)                          $1,504,351                    $3,584,016

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

NOTE 3 - FIXED ASSETS

Property and equipment as of September 30, 2005 was as follows:

Property and equipment                        $1,396,572
Less accumulated depreciation                 622,269
Net book value                                           $774,303

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND
THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 4 - LIABILITY FOR STOCK TO BE ISSUED - (CONTINUED)

In August 2005, the Company has entered into an agreement with Vista Capital, S.A. (“Vista”) whereby Vista will raise capital through the sale of Company stock and warrants. The Company seeks to raise $560,000 from the sale of 32 units - each containing 500,000 shares of common stock at $0.035 and warrants to purchase an additional 250,000 shares of common stock at $0.10. The warrants can called by the Company after the Company’s closing share price is equal to or exceeds $0.12 for ten consecutive trading days. Each unit is offered at $17,500. As of September 30, 2005, the Company had received cash totaling $159,250 from the sale of these Units. The Company expects to complete the capital raising in the next quarter. Once completed, the Company will register all the shares and issue the common stock.

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

The notes payable balances at September 30, 2005 were as follows:

Total notes payable                          $657,170
Less current maturities                                299,657
Long term notes payable                    $357,513

The amount principal maturities of the notes payable for the next 4 years ending September 30, and in the aggregate is as follows:

2006	$299,657
2007	186,684
2008	165,743
2009	5,086
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

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This "Plan of Operation" and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption "Disclosure Regarding Forward-Looking Statements" and elsewhere in this report.The following should be read in conjunction with our unaudited financial statements and the related notes thereto contained elsewhere in this report.

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

OUR PLAN OF OPERATION

In January of 2005, the Company closed its merger agreement with iElement, Inc., a facilities-based nationwide telecommunications communications service provider to small and medium sized enterprises. iElement, Inc., seeks to  provide broadband data, voice and wireless services using integrated
T-1 lines with a Layer 2 Private Network/Wide Area Network (WAN) solution to provide dedicated Internet access services, customizable business solutions for voice,data and Internet, and secure communications channels between our customers' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices.

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

On January 24, 2005 we appointed Mr. Zweig, the founder and Chief Executive Officer of iElement, to the board of the Company, replacing Mr. Dean-Smith as Chairman a nd Chief Executive Officer.

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

RISK ASSOCIATED WITH OUR STOCK

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

32.1         Certification of Chief Executive Officer and Chief Financial
             Officer of the Company required by Rule 13a-14(b) under the
             Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K.

During the period ended September 30, 2005, the Company filed the following reports on Form 8-K:

- ----------------------------     ---------------------------------------------------
DATE REPORT FILED     ITEMS REPORTED
- ----------------------------     ---------------------------------------------------
August 8, 2005        Item 5.02, Departure of Directors or Principal
                                      Officers; Election of Directors; Appointment of
                                      Principal Officers
- ----------------------------     ---------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IELEMENT CORPORATION

DATE: AUGUST 9, 2006  /s/ IVAN ZWEIG
  --------------------------------
Ivan Zweig
Chief Executive Officer