Form 10QSB
period 2006-06-30
IElement CORP
filed 2006-08-17
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006
                                                        ---------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 000-29331

IELEMENT CORPORATION
(Formerly MailKey Corporation)
----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

                                                                                                                                Nevada                                                    76-0270295
                                                                                                                   -----------------------------                                      -------------------
                                                                                                               (State or Other Jurisdiction of                            (IRS Employer
                                                                                                              Incorporation or Organization)                           Identification No.)

17194 Preston Rd., Suite 102 PMB 341, Dallas, TX 75248
----------------------------------------------------------------
(Address of Principal Executive Offices)

(214) 254-3425
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 159,035,031 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on August 17, 2006.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

IELEMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements. ....................................................................................................................... 1

Item 2. Management's Discussion and Analysis or Plan of
Operation......................................................................................................................................................... 22

Item 3. Controls and Procedures.................................................................................................................. 26

PART II OTHER INFORMATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

Unless otherwise indicated or the context otherwise requires, all references to “IElement,” the “Company,” “we,” “us” or “our” and similar terms refer to IElement Corporation and its subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

TABLE OF CONTENTS

Condensed Consolidated Unaudited Financial Statements:
PAGE(S)

Condensed Consolidated Balance Sheet as of June 30, 2006                                                              1

Condensed Consolidated Statements of Operations for the
Three Months Ended June 30, 2006 and 2005                                                                                        2

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended June 30, 2006 and 2005                                                                                      3-4

Notes to Condensed Consolidated Financial Statements                                                                  5-20

IELEMENT CORPORATION AND SUBSIDIARY (Formerly MailKey Corporation)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006

ASSETS
June 30,
2006
(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$222,811
Accounts receivable, net	495,010
Other current assets	109

Total current assets	717,930

Fixed assets, net of depreciation	659,366

OTHER ASSETS:
Deposits	251,017

Total other assets	251,017

TOTAL ASSETS	$1,628,313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$335,570
Accounts payable and accrued expenses	1,075,359
Customer deposits	122,850
Receivable financing payable	327,878
Commissions payable	6,264
Deferred revenue	617,261

Total current liabilities	2,485,182

LONG-TERM LIABILITIES:
Notes payable, net of current portion	409,114

Total long-term liabilities	409,114

Total Liabilities	2,894,296

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
159,035,031 shares issued and outstanding	159,035
Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
Zero shares issued and outstanding	-
Additional paid-in capital	1,061,413
Additional paid-in capital- warrants	177,757
Unearned compensation expense	(12,200)
Accumulated deficit	(2,651,988)

Total Stockholders' Equity (Deficit)	(1,265,983)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,628,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY (Formerly MailKey Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

OPERATING REVENUE	$1,023,204	$1,215,479

OPERATING EXPENSES
Cost of Sales (excluding depreciation of $49,613 and
$46,006 for the three months ended June 30, 2006 and
June 30, 2005, respectively)	667,622	739,614
General and administrative	467,468	423,354
Selling expenses	39,789	96,328
Depreciation	74,049	68,665
Interest expense	475	4,925
Receivable factoring fees	22,380	28,974

Total Operating Expenses	1,271,783	1,361,860

INCOME (LOSS) BEFORE OTHER (EXPENSE)	(248,579)	(146,381)

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(248,579)	(146,381)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$(248,579)	$(146,381)

NET INCOME (LOSS) PER BASIC AND
AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	159,035,031	91,947,843

IELEMENT CORPORATION AND SUBSIDIARY (Formerly MailKey Corporation)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(248,579)	$(146,381)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	74,049	68,665
Bad debt expense	40,693	18,709
Stock issued for services	-	54,047

Changes in assets and liabilities
(Increase) in accounts receivable	(33,106)	(7,070)
(Increase) in other current assets	-	(1,689)
(Increase) decrease in deposits	(132,530)	3,632
Increase (decrease) in accounts payable and accrued expenses	(130,582)	10,785
Increase in accrued interest	-	4,864
(Decrease) in customer deposits	(13,370)	(8,225)
(Decrease) in receivable financing payable	(71,373)	(175,358)
Increase (decrease) in commissions payable	(8,100)	3,318
(Decrease) in deferred revenue	(59,498)	(22,941)

Net cash (used in) operating activities	(582,396)	(197,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(24,243)	(13,745)

Net cash (used in) investing activities	(24,243)	(13,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable	$(10,000)	$(32,400)
Proceeds from notes payable	120,000	-

Net cash provided by (used in) financing activities	110,000	(32,400)

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY (Formerly MailKey Corporation)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS	(496,639)	(243,789)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	719,450	340,321

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$222,811	$96,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$106

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$-	$12,000

Stock issued for services	$-	$54,047

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements included herein have been prepared by IElement Corporation and Subsidiary (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

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

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

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

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are provided rather than when billed or the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for. In determining when to recognize revenue the Company relies on Staff Accounting Bulletin Topic 13. The Company uses four criteria in determining when revenue is realized or realizable and earned. First, the Company must have persuasive evidence of the existing of an arrangement. The Company utilizes written contracts with its customers to meet this criterion. Second, delivery must have occurred or services must have been rendered. The Company defers revenue from the date invoiced, usually 35-40 days before services are rendered, to the month services are deemed completely rendered, thereby satisfying this criterion. Third, the price must be fixed and determinable. The Company delivers invoices to every customer stating the exact amount due for services, thereby satisfying this criterion. Fourth, the company determines credibility of its customers and collectibility of its invoices by evaluating its ongoing history and relationship with each customer, the fact that each customer is dependant upon the Company to provide its telephone and internet services and, in many cases, the fact that the customer has a security or service deposit with the Company in the amount of one month's service charges. When the Company cannot determine that a particular customer is credible and a particular invoice is collectible, the company will not record this invoice as revenue until the payment is collected from that customer. Thus, the Company meets the fourth criterion that collectibility be reasonably assured.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

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

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $12,165 and $8,151 has been recorded at June 30, 2006 and 2005, respectively.

Bad debt expense for the three months ended June 30, 2006 and 2005 was $40,693 and $18,709, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the three months ended June 30, 2006 and 2005 were $3,200 and $0, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended June 30, 2006 or 2005.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Furniture and equipment                                5 Years
Telecommunications equipment                   5 Years

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended

	June 30,	June30,
	2006	2005
	(Unaudited)	(Unaudited)

Net loss	($248,579)	($146,381)

Weighted average common shares outstanding (Basic)	159,035,031	91,947,843
Weighted average common stock equivalents
Stock options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	159,035,031	91,947,843

No options or warrants were issued during the three months ended June 30, 2006. A total of 31,723,281 options and warrants were outstanding as of June 30, 2006. Including the options and warrants outstanding for the three months ended June 30, 2006 or 2005 would have been anti-dilutive.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Stock-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to March 31, 2006 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in other income/expenses included in the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

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

Stock-based compensation for the three months ended June 30, 2006 and 2005 was $0 and $57,047, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

NOTE 3- FIXED ASSETS

Property and equipment as of June 30, 2006 was as follows:

June 30,
2006

Property and equipment	$1,497,030
Less: accumulated depreciation	(837,664)
Net book value	$659,366

There was $74,049 and $68,665 charged to operations for depreciation expense for the three months ended June 30, 2006 and 2005, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 4- NOTES PAYABLE

The Company has several notes payable at June 30, 2006. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest hereon. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of IElement as were the original Notes. The aggregate of the Kramerica notes are $120,000 and were issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 4- NOTES PAYABLE (CONTINUED)

Accrued interest on the notes is $0 at June 30, 2006.

The notes payable balances at June 30, 2006 were as follows:

	June 30,
	2006

Total notes payable	$744,684
Less: current maturities	335,570

Long-term notes payable	$409,114

The amount of principal maturities of
the notes payable for the next four
years ending June 30 and in the
aggregate is as follows:
	2007	$335,570
	2008	191,316
	2009	186,684
	2010	31,114
		$744,684

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 5- OPERATING LEASES

The Company leases office space under a lease commencing in June of 2005. The lease is payable on a month-to-month basis. Monthly payments under the current lease are $3,284. The Company also leased additional office space in Texas and California. The Company ceased leasing this additional space during the period ended December 31, 2004.

Rental payments charged to expense for the three months ended June 30, 2006 and 2005 were $9,852 and $11,700, respectively.

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2006, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001, and 159,035,031 shares issued and outstanding.

There were no stock transactions for the three months ended June 30, 2006.

Blank Check Preferred Stock

The company also has 200,000,000 shares of Blank Check Preferred Stock authorized. There are no current plans to issue any Blank Check Preferred Stock.

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

At June 30, 2006, deferred tax assets consist of the following:

Net deferred tax assets                                $795,596
Less: valuation allowance                           (795,596)
            $ -0-

At June 30, 2006, the Company had deficits accumulated in the approximate amount of $2,651,988, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 8- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the three months ended June 30, 2006 and 2005. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO OF THE COMPANY, CONTAINED ELSEWHERE IN THE FORM 10-QSB.

Forward-looking statements in this report may prove to be materially inaccurate. In addition to historical information, this report contains forward-looking information that involves risks and uncertainties. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from those included within the forward-looking statements as a result of factors, including the risks described above and factors described elsewhere in this report.

Company Overview

IElement is a facilities-based nationwide communications service provider that offers telecommunications services to small and medium sized businesses ("SMBs"). As a facilities-based provider, we own our own network equipment including telephone switches. In other words, we sell local and long distance telephone service and Internet access primarily via digital T-1 connections and tailor the particular service to the customer's needs by regulating bandwidth, number of telephone lines, and type of service. Our Layer 2 Private Network ("L2PN") service allows businesses with multiple locations to connect all of their locations securely without the use of firewalls or encryption devices and without routing traffic over the internet. We have already developed our Voice over Internet Protocols ("VoIP") service and have successfully tested it internally. We have a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas, and Chicago and smaller facilities in ten other cities.

Although we have a solid, steady revenue stream,
characterized by our base of customers which are under long-term contracts and most of which have been our customers for several years, revenue attrition is a universal, unavoidable trend in the telecommunications industry. Competition between providers for services that many small and medium sized businesses see as commodities leads customers to change providers based largely on price. The resulting effect is detrimental to our business model in two ways. First, our customers leave us for other providers and second, when we do renew our customers' contracts, we do so at rates up to 20 percent lower than they had been paying.

To combat this revenue attrition, we intend to hire a new sales force in the coming months and we will earmark $500,000 in cash to be raised through our upcoming call of warrants for this purpose. This will allow us to pursue new customers that more than replace the revenue lost to attrition. This sales force will be based in Chicago, the location of our smallest customer base and where we have the most underutilized network capacity, allowing us to turn a profit quicker than we could elsewhere and maybe within 6 months.

Our overall financial condition improved significantly with the recent private equity placement and the increased liquidity it brought. However, we do continue to use cash and at our current pace we would run out of cash this year if we were not able to successfully convert the warrants issued in the private placement, raise additional funds or acquire a cash flow positive company.

We intend to enhance our financial position by reducing and eliminating certain general and administrative expense items, defer salaries or eliminate costly vendors. These spending cuts would return the company to the break-even point or result in a net income. Because doing so would halt our growth plans, we do not intend to make these cuts unless we are unable to continue pursuing our growth model.

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

We believe that the money we expect to receive from investors exercising their warrants to purchase our stock will be sufficient not only to stabilize our current revenue, but to rapidly grow our customer base and increase our revenue, provide a positive cash flow from operations and start earning a net income on a regular basis. If we are able to successfully convert most of the warrants outstanding and set aside $500,000 specifically for a new sales force in Chicago, we believe we will be able to become a profitable company within 6 months of that successful conversion. If we are unable to successfully convert a majority of the warrants, we will be forced to seek other debt or equity funding or to cut expenses by laying off employees or discontinuing certain services provided by our vendors.

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

We believe that we see an excellent opportunity as a business VoIP provider since few of the major VoIP providers are targeting businesses. Our barrier to entry into VoIP was minimal when you consider the potential return. Since our network consulting company, Obelix, had already done all necessary research and development, we were able to upgrade our network to provide VoIP for a one time cost of $79,000 in equipment, which we funded from the proceeds of our recent private equity placement.

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

We purchased VoIP equipment and have identified a VoIP partner. The costs related to further development of our VoIP product are limited to our potential purchase of a new platform that will handle much more capacity than we currently can handle. That platform could cost up to $100,000 for what we would want to do.

We estimate the cost to enter the Chicago market to be approximately $500,000 from November 1, 2006 through August 30, 2007 before operations there become profitable. The $500,000 to start the sales force in Chicago covers all costs associated with acquiring a new office, staffing, training and managing a sales force and installation engineers, acquiring additional bandwidth or connections to accommodate new customers there, paying commissions and agent fees. The Company's current offices and equipment will support the Dallas and Los Angeles service. We will however have increased overall costs for additional marketing, including telemarketing services. Our next target markets are smaller cities in the Midwestern region that have yet to be identified.

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

IElement's focus is to become a profitable national Communication Service Provider (CSP). IElement's added value, managed service strategy includes the potential development of additional subscription model services such as Managed Microsoft Exchange(tm), prepaid and postpaid cellular services, email and network security, residential/ business based wireless, and Managed Blackberry(tm) services. The development of these services would allow IElement to offer Small and Medium-sized Enterprises ("SMEs") the access to large enterprise type applications with little or no software purchase, hardware investment, upgrade concerns, or full-time administration of these services. These sell-through services should increase the Average Revenue Per Customer ("ARPC"), as well as help improve customer retention.

As an "added-value" provider we intend to provide services that enhance our customers' ability to communicate on top of or along with basic internet access or telephone service.

The Company intends to:

 -- Initially concentrate its resources on adding customers in the Dallas, Los Angeles and Chicago markets, while extending its sales reach to smaller as of yet unidentified cities in  the Midwest region of the United States.

-- Build out the necessary infrastructure to sell IElement broadband services (wireless or wireline), as well as reselling voice services over the same T1 or wireless equivalent.

-- Upsell added value managed services to our current and future customer base to raise our ARPC. We believe that existing infrastructure can serve multiple new markets as they are brought online in advance of the need for additional capital expenditures or additional software licenses. The cost associated with this goal is minimal and our efforts are beginning immediately.

-- Seek acquisitions of wireless ISPs (WISPs) and other suitable telephony and/or data carriers in secondary and tertiary markets that can be layered onto the Company's current network including equipment and lines already owned or leased. We believe that such acquisitions would enable greater economies of scale and operating efficiencies. The Company is continuously exploring potential acquisitions in this regard.

-- Begin aggressively marketing VOIP to the Company's current and potential customers. The Company is currently working diligently to add a small VOIP customer base upon which it can use as a base to aggressively market and expand this base. We have already begun such efforts and will continue to do so in the future. As noted above, we are initially concentrating on adding customers in the Dallas, Los Angeles and Chicago markets.

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

The building out of IElement's necessary infrastructure includes purchasing or leasing new telephone switches, the cost of which is expected to be in the range of $200,000 to $600,000 depending on whether we upgrade switches in one market or two and what features the new switches come with. We intend to begin building out infrastructure in September of 2006 and estimate completion by June of 2007.

RESULTS OF OPERATIONS

REVENUES

Revenues were $1,023,204 for the three months ended June 30, 2006 as compared to $1,215,479 for the three months ended June 30, 2005. The decrease was due to customer attrition resulting from the fact that we did not employ a dedicated sales force. We plan to hire a dedicated sales force this year.

COST OF REVENUES

Cost of revenues excluding depreciation was $667,622 for the three months ended June 30, 2006 as compared to $739,614 for the three months ended June 30, 2005. Depreciation applicable to cost of revenues was $49,613 for the three months ended June 30, 2006 and $46,006 for the three months ended June 30, 2005. The lower cost of revenues for the three months ended June 30, 2006 was attributable to the fact that we had less revenue.

OPERATING EXPENSES

Operating expenses excluding cost of revenues for the three months ended June 30, 2006 were $604,161 as compared to $622,246 for the three months ended June 30, 2005. The decrease from the year earlier period was due to ongoing cost reduction measures.

GAIN (LOSS) FROM OPERATIONS

Loss from operations for the three months ended June 30, 2006 was $248,579 as compared to $146,381 for the three months ended June 30, 2005. The increased loss from the year earlier period was due to lower revenues resulting from the fact that we did not employ a dedicated sales force. We intend to hire a dedicated sales force this year.

Our net loss on an EBITDA basis for the three months ended June 30, 2006 was $151,675. Our management uses EBITDA as a financial measure to compare our gain or loss from operations to other small businesses in the telecommunications industry, most of which are not required to publicly report their financial results and are thus less likely to have GAAP numbers available for comparison. The calculation and disclosure of EBITDA affords both our management and that of other companies a measure to more accurately compare our financial results with those of non-public reporting companies within our industry. EBITDA, as used in this section, excludes interest, taxes and depreciation from our net loss from operations and is meant only to supplement the financials in this periodic report that have been prepared using GAAP. Our presentation of EBITDA should in no way be considered more important, accurate or be displayed more prominently than our loss from operations. In reconciling EBITDA to our loss from operations, we provide the following table:

EBITDA                                                                                  ($151,675)
Interest Expense                                                                               475
Receivable Factoring Fees (Interest Expense)                        22,380
Depreciation                                                             74,049
Gain (Loss) from Operations                                                ($248,579)

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2006 was $475, or $22,855 including factoring fees, as compared to $4,925, or $33,899 including factoring fees, for the three months ended June 30, 2005. Factor fees are very similar to interest expense.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net loss applicable to common stock for the three months ended June 30, 2006 was $248,579 as compared to $146,381 for the three months ended June 30, 2005. Net loss per common share was $0.00 for both the three months ended June 30, 2006 and June 30, 2005. The net loss for both periods can be attributed to the fact that we have not employed a dedicated sales force and therefore have not been able to generate enough new revenue to cover our costs, which are largely fixed. We intend to hire a dedicated sales force this year.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of June 30, 2006 we had a cash balance of $222,811.

In order to facilitate working cash flow, we factor approximately 99% of accounts receivables for its customer billing with an outside agency, thereby receiving 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor. We do not otherwise maintain a line of credit or term loan with any commercial bank or other financial institution. To date, our capital needs have been principally met through the receipt of proceeds from factoring customer receivables and the sale of equity and debt securities.

In January 2006 the Company closed a private placement offering for an aggregate sale price of $1,579,375, of which up to 10% is subject to deduction for fees in connection with the private placement, and warrants for the purchase of and aggregate total of 22,562,500 at a strike price of $.10 per share. The proceeds of the private placement offering improved the Company's cash balance and if a majority of the warrants are exercised IElement will receive an additional $2,256,250 which would be more than sufficient to satisfy the Company's cash needs for its current operations as well as fund our planned sales expansion to the Chicago market. In addition, if only half of the warrants are exercised, IElement will be able to comfortably sustain its current operations.

In the event that none of the warrants are exercised, or only nominal number of the warrants are exercised, IElement will require additional funds, above its operating revenues, to sustain operations and grow the business, including expanding our sales presence to the Chicago market. In this event, IElement plans to seek additional capital in the form of additional private placements of its capital stock or short terms loans or both. In the event that IElement seeks additional capital through the sale of its stock, there will be a dilutive impact on its outstanding common stock.

As of June 30, 2006, our gross accounts receivable totaled $507,175. We have set aside an allowance of $12,165 against that balance for uncollectible accounts. The net amount we expect to receive is $495,010. As a telecommunications provider, we bill for our services up front, so therefore we have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers' telephone and internet services if they do not pay their bill.

As of June 30, 2006 IElement had total notes payable and outstanding in the aggregate principal amount of $744,684.45 owed to 16 note holders. As of June 30, 2006 IElement was current in all obligations except for past due total payments of $7500. Only the two notes issued in June 2006 are interest bearing. The following is a more detailed discussion of the notes.

The issuance of new convertible promissory notes on March 25, 2006 in exchange for the previous promissory notes allowed IElement to extend the first payment date on all twelve of these Notes from February 2006 until September 2006 in exchange for the added conversion feature. The twelve Note Holders would be able to collectively convert their Notes into 16,001,519 shares of IElement common stock at a price of $0.035 per share. This could have a dilutive impact on the Company's outstanding common stock. If all 16,001,519 shares of common stock are converted, these shares would represent approximately nine (9%) percent of IElement's outstanding shares with IElement only receiving approximately half the market value for such shares, based on the current market price.

Two of the four remaining notes are held by Duane Morris ($34,631.29 as of June 30, 2006) and Palladian ($30,000 as of June 30, 2006). The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of June 30, 2006 IElement is past due on its payments on the Duane Morris note, but has been paying $2500 per month and intends to continue to do so. The Palladian note was issued on August 29, 2005 and is being paid in fourteen monthly installments beginning September 5, 2005 and ending October 28, 2006. As of June 30, 2006, IElement is past due on the Palladian note but is making regular monthly payments in the amount of $2500.

IElement issued two new notes during the three months ended June 30, 2006. One, in the amount of $100,000, was issued on June 8, 2006 to Rhino Limited and bears a ten percent interest rate. It matures when IElement secures funding from exercise of outstanding warrants, expected this fiscal year. The other new note was issued on June 19, 2006 to Veronica Kristi Prenn. It bears a ten percent interest rate and matures on December 19, 2006.

IElement's total debt servicing requirements on the sixteen (16) outstanding promissory notes over the next twelve months is approximately $335,570. In particular, beginning in September 2006, IElement will begin debt service on the twelve (12) convertible promissory notes issued March 25, 2006 in the monthly amount of $15,557. In addition, within the next twelve months IElement will complete payments on the remaining principal balances owed to Duane Morris and Palladian ($64,631.29 as of June 30, 2006).

Although cash flow from current business operations alone would not likely be sufficient to satisfy IElement's current debt obligations. IElement intends to satisfy its debt repayment obligations through a combination of the following. First, through cash flows from current business operations. Second, IElement is actively seeking acquisitions of business with positive cash flow, which cash flow could assist in debt servicing requirements. Third, from the proceeds from the exercise of the warrants. Fourth, renegotiating the terms of the debt obligations and in particular the debt obligations to Mr. Zweig and his family. Finally, IElement would not be required to make cash payments on those debt obligations which are converted. Twelve of the Notes may be converted at $.035 per share, which is currently half of the market price.

On February 14, 2006 we settled the breach of contract litigation against Communications Plus, Inc., a California company d/b/a Global Communications, ("Global") for $27,000 payable to Global Communications in periodic payments beginning February 14, 2006 and ending December 1, 2006.

On April 19, 2005 KK Solutions, Inc., a California corporation d/b/a Three 18, Inc. ("KK"), filed a complaint against us and CEO Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to KK. On May 2, 2006 we settled the litigation for a total settlement amount of $26,500, which has been paid in full. The case was dismissed with prejudice on July 11, 2006.

IElement is not aware of any undisclosed actual or contingent liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

RECENT DEVELOPMENTS

NONE

FACTORS THAT MAY AFFECT FUTURE RESULTS

Generally, the Voice over Internet Protocol (VoIP) and internet based communications solutions industry is highly competitive and requires constant investment in research and development in order to keep pace with technology and competitors' products. Our success depends upon our ability to enter markets and establish a base level of customers sufficient to cover costs of opening and maintaining a market while seeking to expand both the customer base and products base. If we are unable to compete effectively or to obtain additional financing to fund future research and development and deployment expenditures, it would have a materially adverse effect on our business operations and would negatively affect our ability to effectively market and develop existing and future products.

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

ITEM 3. CONTROLS AND PROCEDURES

On July 14, 2006 our auditors identified a material weakness in our internal controls and procedures that resulted in the misstatement of our financial results. This material weakness began in March of 2003 and was the result of an ineffective segregation of duties and inadequate monitoring over financial reporting. One person, our controller, performed all of the significant accounting tasks, which impacted our ability to accurately report the recapitalization of ICCC in March 2003. Upon review of this transaction on July 14, 2006, a restatement was filed to correct the reporting of this transaction by removing those adjustments related to fair value and goodwill.

Since the material weakness originated in March 2003, we have hired two additional accountants to segregate the duties of the accounting staff and named a CFO, Ivan Zweig, who now monitors all financial reporting. In addition, we have since implemented a policy to have the full Board of Directors review both our quarterly and annual financial statements before filing.

Our internal accounting team now has both the personnel and the experience to recognize and record significant transactions according to GAAP and we have implemented a full review of all financial information by our Board of Directors as well as certification by our CFO.  Management and the Board of Directors believe that the above remedies remediate this material weakness.

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of August 10, 2006. They have concluded that, as of August 10, 2006 that our disclosures were effective to ensure that:

(1) That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions' rules and forms, and

(2) Controls and procedures are designed by the Company to ensure that information required to be disclosed by IElement Corporation and its subsidiary, IElement Inc., in the reports it files or submits under the Act is accumulated and communicated to the issuer's management including the Chief Executive Officer and the Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of August 10, 2006 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

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

On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, ("Global"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to Global. Global seeks damages in the amount of $50,000, plus interest. On February 14, 2006 the Company settled the matter for $27,000 which has been paid in full. The case was dismissed with prejudice on July 11, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None since for the quarter ended June 30, 2006.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the first quarter of fiscal 2007.

ITEM 5. OTHER INFORMATION.

On February 1, 2006, we filed with the SEC a Registration Statement on Form SB-2 to register for resale the securities purchased by various investors. On August 11, 2006, we filed the fifth amendment to this Registration Statement.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report.

EXHIBIT INDEX
-------------

Exhibit No.          Description
--------------           ---------------

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

3(i).2 Amendment to Articles of Incorporation*

3(i).3 Amendment to Articles of Incorporation*

3(i).4 Amendment to Articles of Incorporation*

3(i).5 Certificate of Correction*

3(i).6 Amended Articles of Incorporation of MailKey Corporation dated August 1, 2005. *

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

10.6 Form of Vista Capital warrant*

31.1 Certification pursuant to Sarbanes-Oxley Sec. 302

32.1 Certification pursuant to 18 U.S.C. Sect. 1350

* Previously filed with Amendment No. 2 to Registration Statement on Form SB-2 filed on June 6, 2006.

(b) Reports on Form 8-K.

On July 19, 2006, we filed a report on Form 8-K regarding our financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IELEMENT CORPORATION

Date: August 17, 2006

/s/ Ivan Zweig
-----------------------
Ivan Zweig,
Chairman,
Chief Executive Officer,
Chief Financial Officer

LANCE K. STOVALL

/s/ Lance K. Stovall
-----------------------
Lance K. Stovall,
Director

KEN WILLEY

/s/ Ken Willey
-----------------------
Ken Willey,
Director