Form 10KSB/A
period 2006-03-31
IElement CORP
filed 2006-08-23
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 3

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2006

Commission file number: 000-29331

IELEMENT CORPORATION
(Formerly Mailkey Corporation)
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

Number of outstanding shares of the registrant's par value $.001 common stock, as of June 29, 2006: 159,035,031

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One):

Yes [ ] No [X]

EXPLANATORY NOTE
----------------
This Form 10-KSB/A is being filed to reflect changes made to our internal controls and an update to the Security Ownership of Certain Beneficial Owners and Management section as well as changes in the presentation of the Results of Operations section, Cost of sales on the Statement of Operations and Total adjustments on the Statement of Cash Flows.

                              IELEMENT CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                      Part I                                Page
                                      ------                                ----

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

GAIN (LOSS) FROM OPERATIONS

Loss from operations for the fiscal year ended March 31, 2006 was $1,426,084 compared to $295,041 for the period ended December 31, 2004. EBITDA for the fiscal year ended March 31, 2006 was ($1,039,550) but more than half of that loss was non-cash items. In particular, we issued stock for services in the amount of $522,748 for the year ended March 31, 2006. Much of that stock was issued to consultants advising the Company in matters pertaining to our private equity placement, shifting our business model toward Voice over Internet Protocol (VoIP) technology and service, expanding our produce offerings and gaining entry to smaller, less competitive markets. Our net operating loss before interest, depreciation, amortization and non-cash items (stock issued for services) for the period ended March 31, 2006 was $486,802, or less than half a penny per share, compared with our reported loss from operations of $1,426,084, or just over a penny per share.

Our management uses EBITDA as a financial measure to compare our gain or loss from operations to other small businesses in the telecommunications industry, most of which are not required to publicly report their financial results and are thus less likely to have GAAP numbers available for comparison. The calculation and disclosure of EBITDA affords both our management and that of other companies a measure to more accurately compare our financial results with those of non-public reporting companies within our industry. EBITDA, as used in this section, is meant only to supplement the financials in this annual report that have been prepared using GAAP and should in no way be considered more important, accurate or be displayed more prominently than our loss from operations. In reconciling EBITDA to our loss from operations, we provide the following table:

    EBITDA                                                                                ($1,039,550)
    Interest Expense                                                                              (534)
    Receivable Factoring Fees (Interest Expense)                     (106,602)
    Depreciation                                                                              (279,398)
    Gain (Loss) from Operations                                              ($1,426,084)

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

As of March 31, 2006, our gross accounts receivable totaled $514,762. We have set aside an allowance of $12,165 against that balance for uncollectible accounts. The net amount we expect to receive is $502,597. As a telecommunications provider, we bill for our services up front, so therefore we have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers' telephone and internet services if they do not pay their bill.

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

OUR INTERNAL CONTROLS AND PROCEDURES HAVE PREVIOUSLY BEEN INSUFFICIENT TO ENSURE TIMELY AND ACCURATE REPORTING OF OUR FINANCIAL STATEMENTS AND OTHER REQUIRED FILINGS.

On July 14, 2006 our auditors identified a material weakness in our internal controls and procedures that resulted in the misstatement of our financial results. This material weakness began in March of 2003 and was the result of an ineffective segregation of duties and inadequate monitoring over financial reporting. One person, our controller, performed all of the significant accounting tasks, which impacted our ability to accurately report the recapitalization of ICCC in March 2003. Upon review of this transcation on July 14, 2006, a restatement was filed to correct the reporting of this transcation by removing those adjustments related to fair value and goodwill.

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
  Three Months Ended March 31, 2005 and 2004                               F-3

Consolidated Statement of Changes in Stockholders' (Deficit)
  for the Years Ended March 31, 2006 and December 31, 2004 and
  2003 And the Three Months Ended March 31, 2005                         F-4-6

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2006 and December 31, 2004 and 2003 and the
  Three Months Ended March 31, 2005 and 2004                             F-7-8

Notes to Consolidated Financial Statements                              F-9-30

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

OPERATING EXPENSES
   Cost of sales (excluding depreciation
     of $187,197, $174,740 and $106,577
     for the years ended March 31, 2006,
     December 31, 2004 and December 31, 2003,
     respectively, and $45,670 and $40,470 for
     the three months ended March 31, 2005
     and March 31, 2004, respectively)          2,838,021       3,042,978       2,716,680         736,275         819,756
   General and administrative                   2,335,195       2,033,764       1,116,810         687,928         458,311
   Selling expenses                               416,426         519,600         518,425         116,263         109,240
   Depreciation & amortization                    279,398         260,806         159,070          68,164          60,403
   Interest expense                                   534         138,576         122,100           6,992          31,354
   Receivable factoring fees                      106,602         129,021         118,504          29,874          33,085
                                            -------------   -------------   -------------   -------------   -------------

       TOTAL OPERATING EXPENSES                 5,976,176       6,124,745       4,751,589       1,645,496       1,512,149
                                            -------------   -------------   -------------   -------------   -------------

INCOME (LOSS) BEFORE OTHER (EXPENSE)           (1,426,084)       (169,973)       (199,153)       (417,085)         18,278
                                            -------------   -------------   -------------   -------------   -------------

OTHER (EXPENSE)
   Loss on sale of investments                         --        (125,068)        (65,903)             --         (86,558)
                                            -------------   -------------   -------------   -------------   -------------

       TOTAL OTHER EXPENSES                            --        (125,068)        (65,903)             --         (86,558)
                                            -------------   -------------   -------------   -------------   -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES     (1,426,084)       (295,041)       (265,056)       (417,085)        (68,280)

PROVISION FOR INCOME TAXES                             --              --              --              --              --
                                            -------------   -------------   -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHARES        $  (1,426,084)  $    (295,041)  $    (265,056)  $    (417,085)  $     (68,280)
                                            =============   =============   =============   =============   =============

NET LOSS PER BASIC AND DILUTED SHARES       $       (0.01)  $       (0.02)  $       (0.02)  $       (0.01)  $       (0.00)
                                            =============   =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                        105,125,992      14,913,483      12,167,110      56,697,484      14,525,433
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
                                                            ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                        $       114    $    34,983    $     6,459    $     2,563    $     3,890
                                                            ===========    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

    Common stock issued for conversion of accounts payable  $   355,250    $     5,000    $         0    $    17,332    $     5,000
                                                            ===========    ===========    ===========    ===========    ===========

    Accounts payable converted to debt                      $   170,384    $    50,000    $         0    $    70,000    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Issuance of stock for redemption of ICCC shares         $         0    $         0    $     4,123    $         0    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Common stock issued for conversation of notes payable    $   235,000    $   248,000    $         0    $   852,078    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Debt converted to accounts payable                      $         0    $         0    $         0    $   126,000    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Liabilities assumed to acquire fixed assets from ICCC   $         0    $         0    $ 2,079,665    $         0    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Debt converted in exercise of options                   $         0    $         0    $         0    $     5,828    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Accounts payable and accrued expenses
      acquired in reverse merger                            $         0    $         0    $         0    $    63,343    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Debt acquired in reverse merger                         $         0    $         0    $         0    $   337,945    $         0
                                                            ===========    ===========    ===========    ===========    ===========

    Stock issued for services                               $   522,748    $         0    $         0    $   187,189    $         0
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

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood thatn a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

*** On August 8, 2005 Timothy Dean-Smith resigned as Chief Financial Officer.Mr. Dean-Smith was a former officer and director of MailKey.

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

DIRECTOR COMPENSATION

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

--------------------------------- ------------------------- --------------------
Owner                                Common Shares(2)           Percentage
--------------------------------- ------------------------- --------------------
Ivan Zweig(1)                         18,967,576(1)               11.95%
--------------------------------- ------------------------- --------------------
Lance Stovall(3)                         318,776                   0.00%
--------------------------------- ------------------------- --------------------
Ken Willey(4)                            125,000                   0.00%
--------------------------------- ------------------------- --------------------
Barry Brault(5)                       10,032,682                   6.31%
--------------------------------- ------------------------- --------------------
Gerd Weger(6)                         15,000,000                   9.45%
--------------------------------- ------------------------- --------------------
Officers and directors as a
group (3 persons)                     19,411,052                   11.95%
--------------------------------- ------------------------- --------------------

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

(3) Director. Comprised of 193,776 shares of common stock, 62,500 vested options to purchase common stock and 62,500 options to purchase common stock vesting in the next 60 days.

(4) Director. Comprised of 62,500 vested options to purchase common stock and 62,500 options to purchase common stock vesting in the next 60 days.

(5) A beneficial owner of more than 5% of outstanding common shares

(6) A beneficial owner of more than 5% of outstanding common shares

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

Date: August 22 , 2006

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

KEN WILLEY

/s/ Ken Willey
--------------------
Name: Ken Willey
Title: Director