Form 10KSB/A
period 2006-03-31
IElement CORP
filed 2006-08-31
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 4

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

Number of outstanding shares of the registrant's par value $.001 common stock, as of June 29, 2006: 159,035,031

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One):

Yes [ ] No [X]

EXPLANATORY NOTE
----------------

This Form 10-KSB/A is being filed to correct the certifications made in compliance with the Sarbanes Oxley Act of 2002.

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

Date: August 31 , 2006

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