Form 10QSB
period 2006-09-30
IElement CORP
filed 2006-11-20
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006
--------------------------------------------------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 000-29331

IELEMENT CORPORATION
----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

  Nevada                                                                 76-0270295
  -----------                                                                 --------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                    Identification No.)

17194 Preston Rd., Suite 102 PMB 341, Dallas, TX 75248
----------------------------------------------------------------
(Address of Principal Executive Offices)

(214) 254-3440
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

There were 183,875,000 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on November 20, 2006.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

IELEMENT CORPORATION
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................................................................................................................... 18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds................................................................................................................. 18

Item 3. Defaults upon Senior Securities.................................................................................................................................................................... 18

Item 4. Submission of Matters to a Vote of Securities Holders............................................................................................................................ 18

Item 5. Other Information............................................................................................................................................................................................ 18

Item 6. Exhibits... 18

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

ITEM 1. FINANCIAL STATEMENTS

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

TABLE OF CONTENTS

Condensed Consolidated Financial Statements:
PAGE(S)

Condensed Consolidated Balance Sheet as of September 30, 2006                                                      1

Condensed Consolidated Statements of Operations for the
  Three Months Ended September 30, 2006 and 2005 and
  The Six Months Ended September 30, 2006 and 2005                                                                           2

Condensed Consolidated Statements of Cash Flows for the
  Six Months Ended September 30, 2006 and 2005                                                                                   3

Notes to Condensed Consolidated Financial Statements                                                                      4-11

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006

ASSETS
September 30,
2006
(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 247,982
Accounts receivable, net	408,860
Other current assets	1,853

Total current assets	658,695

Fixed assets, net of depreciation	601,654

OTHER ASSETS:
Deposits	277,245

Total other assets	277,245

TOTAL ASSETS	$ 1,537,594

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion - notes payable	$ 396,036
Accounts payable and accrued expenses	1,154,359
Customer deposits	107,845
Receivable financing payable	345,151
Commissions payable	17,739
Deferred revenue	605,987

Total current liabilities	2,627,117

LONG-TERM LIABILITIES:
Notes payable, net of current portion	471,342

Total long-term liabilities	471,342

Total Liabilities	3,098,459

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
173,851,657 shares issued and outstanding	173,852
Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
Zero shares issued and outstanding	-
Additional paid-in capital	1,779,113
Additional paid-in capital - warrants	177,757
Unearned compensation expense	(12,200)
Accumulated deficit	(3,679,387)

Total Stockholders' Equity (Deficit)	(1,560,865)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,537,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND
THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUE	$ 937,203	$ 1,151,749	$ 1,960,407	$ 2,367,228

OPERATING EXPENSES
Cost of Sales (excluding depreciation of $50,363 and $46,489 for the three months ended September 30, 2006 and 2005
and $99,976 and $92,495 for the six months ended
September 30, 2006 and 2005, respectively)	656,745	712,776	1,324,367	1,452,390
General and administrative	1,147,129	595,142	1,614,597	1,018,496
Selling expenses	58,739	136,209	98,528	232,537
Depreciation	75,169	69,387	149,218	138,052
Interest expense	5,388	26	5,863	4,951
Receivable factoring fees	21,430	27,852	43,810	56,826

Total Operating Expenses	1,964,600	1,541,392	3,236,383	2,903,252

NET (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(1,027,397)	(389,643)	(1,275,976)	(536,024)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) APPLICABLE TO
COMMON SHARES	$ (1,027,397)	$ (389,643)	$ (1,275,976)	$ (536,024)

NET (LOSS) PER BASIC AND
AND DILUTED SHARES	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	159,312,649	95,996,101	159,174,599	93,983,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Six Months Ended

	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (1,275,976)	$ (536,024)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	149,218	138,052
Bad debt expense	41,571	47,232
Stock issued for services	580,749	54,047
Stock based employee compensation	133,894	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	52,166	(131,241)
(Increase) in other current assets	(1,744)	(1,190)
(Increase) decrease in deposits	(158,758)	6,546
Increase (decrease) in accounts payable and accrued expenses	(33,708)	225,204
Increase in accrued interest	4,685	4,872
(Decrease) in customer deposits	(28,375)	(12,725)
(Decrease) in receivable financing payable	(54,100)	(63,027)
Increase (decrease) in commissions payable	3,375	(18,961)
(Decrease) in deferred revenue	(70,772)	(77,710)

Net cash (used in) operating activities	(657,775)	(364,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(41,701)	(23,304)

Net cash (used in) investing activities	(41,701)	(23,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable	$ (10,000)	$ (41,364)
Proceeds from notes payable	238,008	-
Cash received for common stock to be issued	-	159,250

Net cash provided by financing activities	228,008	117,886

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(471,468)	(270,343)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	719,450	340,321

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$ 247,982	$ 69,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ -	$ 114

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$ 17,874	$ 85,194

Accounts payable converted to notes payable	$ -	$ 177,884

Accounts payable converted to liability for stock to be issued	$ -	$ 251,500

Notes payable converted to liability for stock to be issued	$ -	$ 239,000

Stock issued for services in current period	$ 580,749	$ 54,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

The Company's Chairman and Chief Executive Officer resigned in September 2004 and the Company's Chief Financial Officer and member of the Board resigned in November 2004. Both positions were filled by the Company's founder and deputy chairman.

In the first quarter of 2005 the Company was unable to continue funding the development of its messaging security solutions, and the rights were transferred to the development team in return for the cancellation of most of the liabilities which the Company owed to them. The Company retains an interest of 20% in the messaging security solutions; however to date there has been no commercialization of the solutions. In the first quarter 2005 the Company sold its insolvent British Virgin Islands subsidiary, MK Secure Solutions Limited, for $1 to a UK based accounting firm, SS Khehar & Company. SS Khehar & Company has agreed to deal with the winding up of the former subsidiary for a fee of $1,800.

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

IElement, incorporated in Nevada on December 30, 2002, is a facilities-based nationwide communications service provider that provides state-of-the-art telecommunications services to small and medium sized businesses ("SMBs"). IElement provides broadband data, voice and wireless services by offering integrated T-1 lines as well as Layer 2 Private Network solutions that provide SMBs with dedicated Internet access services, customizable business solutions for voice, data, wireless and Internet, and secure communications channels between the SMB offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. IElement has a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas and Chicago. The Company started business in 2003.

In connection with the closing of the merger, MailKey entered into a letter of intent with Ivan Zweig and Kramerica Capital Corporation ("Kramerica"), a corporation wholly-owned by Mr. Zweig, which stipulates that MailKey and IElement enter into a four year employment agreement with Kramerica and Mr. Zweig pursuant to which Mr. Zweig will serve as the Chief Executive Officer of MailKey and IElement. The letter of intent provides that Mr. Zweig will receive an annual base salary of $300,000. In addition to his base salary, Mr. Zweig will be entitled to annual performance bonuses with targets ranging from $1,000,000 to $3,000,000 during the second, third and fourth years provided IElement achieves certain performance goals. If Mr. Zweig is terminated without cause, MailKey is obligated to pay the remaining salary owed to Mr. Zweig for the complete term of the employment agreement, to pay off all notes owed to Mr. Zweig or Kramerica, all outstanding options shall become fully vested, MailKey shall pay all earned performance bonuses and all accrued vacation. If Mr. Zweig is terminated for any reason other than cause, MailKey shall pay in full the notes owed to either Mr. Zweig or Kramerica Capital Corporation and at least 75% of the earned bonus plan set forth by the directors.

Effective January 24, 2005, Mr. Zweig was also appointed to the Board of Directors of MailKey. Ivan Zweig has served as the Chief Executive Officer of IElement since March 2003. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. ICCC provides IElement with resold telecom services and IElement pays ICCC approximately $100,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956.16 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956.16, again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes were secured by substantially all the assets of IElement, as were the original Notes. The aggregate of the Kramerica notes is $120,000 and was issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. On October 2, 2006, all eight holders of the promissory notes to Mr. Zweig’s immediate family extended the payment terms so that the first of the 36 monthly payments is now due on April 1, 2007 and the last is due on March 1, 2010. No payments have been made on any of the notes and no interest is currently accruing.

The Company's consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

In March 2006, Ivan Zweig, as the only Director, appointed Lance Stovall and Ken Willey to the Board of Directors until the next annual meeting, when all three Directors are up for re-election.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Accounts Receivable

The Company factors 99% of its billings with an outside agency. The Company invoices its customers on the 28th of the month for services to be rendered approximately 35 days subsequent to the billing date. The Company receives 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor.

Deferred Revenue

Deferred revenue consists of customers billed in advance of revenue being earned.

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $10,684 and $9,691 has been recorded at September 30, 2006 and 2005, respectively.

Bad debt expense for the three months ended September 30, 2006 and 2005 was $878 and $28,523, respectively, and $41,571 and $47,232 for the six months ended September 30, 2006 and 2005, respectively.

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the three months ended September 30, 2006 and 2005 were $584 and $2,924, respectively, and $3,784 and $2,924 for the six months ended September 30, 2006 and 2005, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended September 30, 2006 or 2005 or for the six months ended September 30, 2006 or 2005.

Fair Value of Financial Instruments

The carrying amount reported on the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended		Six Months Ended
	September	September	September	September
	30, 2006	30, 2005	30, 2006	30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	($1,027,397)	($389,643)	($1,275,976)	($536,024)

Weighted average common shares outstanding (Basic)	159,312,649	95,996,101	159,174,599	93,983,032
Weighted average common stock equivalents	-	-	-	-
Stock options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares outstanding (Diluted)	159,312,649	95,996,101	159,174,599	93,983,032

A total of 17,100,000 options were issued during the six months ended September 30, 2006. A total of 48,923,281 options and warrants were outstanding as of September 30, 2006. Including the options and warrants outstanding for the three months ended September 30, 2006 or 2005 or the six months ended September 30, 2006 or 2005 would have been anti-dilutive.

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

Stock-based compensation for the three months ended September 30, 2006 and 2005 was $133,894 and $0, respectively. Stock-based compensation for the six months ended September 30, 2006 and 2005 was $133,894 and $57,047, respectively.

On August 29, 2006, the Company issued 17,100,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 40 months.

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

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 3- FIXED ASSETS

Property and equipment as of September 30, 2006 was as follows:

September 30,
2006

Property and equipment	$1,514,487
Less: accumulated depreciation	(912,833)
Net book value	$601,654

There was $75,169 and $69,387 charged to operations for depreciation expense for the three months ended September 30, 2006 and 2005, respectively. There was $149,218 and $138,052 charged to operations for depreciation expense for the six months ended September 30, 2006 and 2005, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 4- NOTES PAYABLE

The Company had several notes payable on September 30, 2006. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest hereon. The first payment on each of the new convertible promissory notes is due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of IElement, as were the original Notes. The aggregate of the Kramerica notes is $120,000 and was issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. On October 2, 2006, all eight holders of the promissory notes to Mr. Zweig’s immediate family extended the payment terms so that the first of the 36 monthly payments is now due on April 1, 2007 and the last is due on March 1, 2010. No payments have been made on any of the notes and no interest is currently accruing.

The notes payable balances at September 30, 2006 were as follows:

	September 30,
	2006

Total notes payable	$ 867,378
Less: current maturities	396,036

Long-term notes payable	$ 471,342

The amount of principal maturities of
the notes payable for the next four
years ending September 30 and in the
aggregate is as follows:
	2007	$ 396,036
	2008	191,316
	2009	186,684
	2010	93,342
		$ 867,378

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 5- OPERATING LEASES

The Company leases office space under a lease commencing in June of 2005. The lease is payable on a month-to-month basis. Monthly payments under the current lease are $3,284. The Company also leased additional office space in Texas and California. The Company ceased leasing this additional space during the period ended December 31, 2004.

Rental payments charged to expense for the three months ended September 30, 2006 and 2005 were $9,852 and $10,468, respectively. Rental payments charged to expense for the six months ended September 30, 2006 and 2005 were $19,704 and $22,168, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2006, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001 and 173,851,657 shares issued and outstanding.

The following details the stock transactions for the six months ended September 30, 2006:

The Company issued 297,896 shares of common stock to retire accounts payable.

The Company issued 14,518,730 shares of common stock as payment for services rendered.

Blank Check Preferred Stock

The company also has 200,000,000 shares of Blank Check Preferred Stock authorized. There are no current plans to issue any Blank Check Preferred Stock.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

At September 30, 2006, deferred tax assets consist of the following:

Net deferred tax assets                         $1,103,816
Less: valuation allowance                    (1,103,816)
                                                                 $       -0-

At September 30, 2006, the Company had deficits accumulated in the approximate amount of $3,679,387, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 8- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the three months ended September 30, 2006 and 2005 and the six months ended September 30, 2006 and 2005. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Company Overview

IElement is a facilities-based nationwide communications service provider that offers telecommunications services to small and medium sized businesses ("SMBs"). As a facilities-based provider, we own our own network equipment including telephone switches. In other words, we sell local and long distance telephone service and Internet access primarily via digital T-1 connections and tailor the particular service to the customer's needs by regulating bandwidth, number of telephone lines, and type of service. Our Layer 2 Private Network ("L2PN") service allows businesses with multiple locations to connect all of their locations securely without the use of firewalls or encryption devices and without routing traffic over the internet. In addition, we have developed, tested and deployed our Voice over Internet Protocol ("VoIP"s) service. We have a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas, Chicago and smaller facilities in ten other cities.

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

To combat this revenue attrition, we intend to hire a new sales force in the coming months and we will earmark $500,000 in cash to be raised through our upcoming call of warrants for this purpose. This will allow us to pursue new customers that more than replace the revenue lost to attrition. This sales force will be based in Chicago, which is the location of our smallest customer base and where we have the most underutilized network capacity, and will allow us to turn a profit quicker than we could elsewhere, possibly within 6 months.

Our overall financial condition improved significantly with the recent private equity placement and the increased liquidity it brought. However, we do continue to use cash and at our current pace we would run out of cash this fiscal year if we were not able to successfully convert the warrants issued in the private placement, raise additional funds or acquire a cash flow positive company.

We could enhance our financial position by reducing and eliminating certain general and administrative expense items, deferring salaries or eliminating costly vendors. These spending cuts would return the company to the break-even point or result in a net income. Because doing so would halt our growth plans, we do not intend to make these cuts unless we are unable to continue pursuing our growth model.

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

We believe that we see an excellent opportunity as a business VoIP provider since few of the major VoIP providers are targeting businesses. Our barrier to entry into VoIP was minimal when you consider the potential return. Since our network consulting company, Obelix, had already done all necessary research and development, we were able to upgrade our network to provide VoIP for a one time cost of $79,000 in equipment, which we funded from the proceeds of our recent private equity placement. We may decide to upgrade our current VoIP platform to a more robust, full-featured version in the near future in order to better accommodate some of our planned service application offerings like Managed Microsoft Exchange, offsite disaster recovery and managed IT services.

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

We provide our own in-house live technical support 24 hours a day, 365 days a year. Many of our customers know our employees by their first names and are much more comfortable working with a small, service-oriented company like IElement.

Our Plan of Operation

IElement is a facilities-based nationwide communications service provider that offers telecommunications services to small and medium sized businesses ("SMBs") including Voice over Internet Protocol (VoIP), broadband data, voice and wireless services, integrated T-1 lines and a Layer 2 Private Network (L2PN)/Wide Area Network (WAN) solution. IElement offers dedicated Internet access, customizable business solutions for voice, data and Internet, and secure communication channels between our customers' offices and their partners, vendors, customers and employees without the use of a firewall or costly encryption devices.

IElement has undertaken steps to present itself under the trade name IElement to its customer base and target market and will continue to take steps to notify, inform and promote the name of IElement. We now aim to grow the business of IElement and establish it as a profitable national added-value carrier.

On November 10, 2005, we announced our intention to enter into the Voice over Internet Protocol ("VoIP") market. The Company subsequently purchased the equipment necessary to begin providing VOIP services, identified a partner with VOIP expertise to assist in the planning and implementation, and successfully developed, tested and deployed its VoIP services. We began marketing VoIP services on May 1, 2006.

The costs related to further development of our VoIP product are limited to our potential purchase of a new platform that will handle much more capacity than we currently can handle. That platform could cost in excess of $100,000 but would allow us to expand both the scope and the volume of services we are currently able to offer.

We estimate the cost to enter the Chicago market with an active sales force to be approximately $500,000 from November 1, 2006 through August 30, 2007 before operations there become profitable. The $500,000 to start the sales force in Chicago covers all costs associated with acquiring a new office, staffing, training and managing a sales force with installation engineers, acquiring additional bandwidth or connections to accommodate new customers there, and paying commissions and agent fees. Our current offices and equipment will support the Dallas and Los Angeles service as well as the back office and network operations of the Chicago sales force with little or no additional expenditure. However, we will incur increased overall costs for additional marketing including telemarketing services. Our post-Chicago target markets are smaller cities in the Midwestern region that have yet to be identified.

We expect that a budgeted amount of approximately $650,000 for monthly operations shall be sufficient for 18 months of operations, including the expansion into the Chicago market.

In addition to adding a sales force in Chicago and marketing VoIP, our other main avenue towards revenue growth and profitability is to provide value-added or managed services and applications to our new and existing customers, Managed Microsoft Exchange, prepaid and postpaid cellular services, email and network security, residential and business wireless internet, Managed Blackberry services, data storage, offsite disaster recovery and managed IT services.

The development of these services will allow IElement to offer SMBs the access to large enterprise type applications with little or no software purchase, hardware investment, upgrade concerns or full-time administration of these services. These sell-through services will increase the Average Revenue Per Customer ("ARPC") as well as help improve customer retention.

As a value-added provider we intend to provide services that enhance our customers' ability to communicate along with basic internet access or telephone service.

We intend to:

-- Initially concentrate our resources on adding customers in the Dallas, Los Angeles and Chicago markets, while extending our sales reach to smaller as yet unidentified cities in the Midwest region of the United States.

-- Build out the necessary infrastructure to sell IElement broadband services (wireless or wireline) as well as resell voice services over the same T1 or wireless equivalent.

-- Upsell value-added managed services to our current and future customer base to raise our ARPC. We believe that existing infrastructure can serve multiple new markets as they are brought online in advance of the need for additional capital expenditures or additional software licenses. The cost associated with this goal is minimal and our efforts have already begun.

-- Seek acquisitions of wireless ISPs (WISPs) and other suitable telephony and/or data carriers in secondary and tertiary markets that can be layered onto our current network, including equipment and lines already owned or leased. Such acquisitions would enable greater economies of scale and operating efficiencies. We are continuously exploring potential acquisitions in this regard.

-- Begin aggressively marketing VOIP to our current and potential customers. We are currently working diligently to add a small VOIP customer base into which we can aggressively market our value-added services and applications. We are initially concentrating on adding customers in the Chicago, Dallas and Los Angeles markets, but particularly Chicago.

We anticipate that the number of people who we employ may increase substantially over the next 12 months as we continue to execute on our business plan.

The costs of implementing our business plan will be derived both from operating revenues and proceeds received from the exercising of warrants, sale of equity or issuance of debt.

Build-out of IElement's necessary infrastructure may include the purchase or leasing of new telephone switches or a VoIP platform that could cost in excess of $100,000.

RESULTS OF OPERATIONS

REVENUES

Revenues were $937,203 for the three months ended September 30, 2006 as compared to $1,151,749 for the three months ended September 30, 2005. The decrease was due to customer attrition resulting from the fact that we did not employ a dedicated sales force. We plan to hire a dedicated sales force this year.

Revenues were $1,960,407 for the six months ended September 30, 2006 as compared to $2,367,228 for the six months ended September 30, 2005. The decrease was due to customer attrition resulting from the fact that we did not employ a dedicated sales force. We plan to hire a dedicated sales force this year.

COST OF REVENUES

Cost of revenues excluding depreciation was $656,745 for the three months ended September 30, 2006 as compared to $712,776 for the three months ended September 30, 2005. Depreciation applicable to cost of revenues was $50,363 for the three months ended September 30, 2006 and $46,489 for the three months ended September 30, 2005. The lower cost of revenues for the six months ended September 30, 2006 was attributable to the fact that we had less revenue to support.

Cost of revenues excluding depreciation was $1,324,367 for the six months ended September 30, 2006 as compared to $1,452,390 for the six months ended September 30, 2005. Depreciation applicable to cost of revenues was $99,976 for the six months ended September 30, 2006 and $92,495 for the six months ended September 30, 2005. The lower cost of revenues for the the three and six months ended September 30, 2006 was attributable to the fact that we had less revenue to support.

OPERATING EXPENSES

Operating expenses excluding cost of revenues for the three months ended September 30, 2006 were $1,307,855 as compared to $828,616 for the three months ended September 30, 2005.

Operating expenses excluding cost of revenues for the six months ended September 30, 2006 were $1,912,016 as compared to $1,450,862 for the six months ended September 30, 2005.

The increase from the year earlier periods was due to significant consulting expenses related to the development of new services, entrance into new markets and other one-time items such as legal and accounting fees for filing an SB-2 registration statement.

GAIN (LOSS) FROM OPERATIONS

Loss from operations for the three months ended September 30, 2006 was $1,027,397 as compared to $389,643 for the three months ended September 30, 2005.

Loss from operations for the six months ended September 30, 2006 was $1,275,976 as compared to $536,024 for the six months ended September 30, 2005.

The increased loss from the year earlier periods was due to lower revenues resulting from the fact that we did not employ a dedicated sales force as well as significant consulting expenses related to the development of new services, entrance into new markets and other one-time items. We intend to hire a dedicated sales force this year and do not anticipate any significant consulting expenses.

Our net loss on an adjusted EBITDA basis for the three months ended September 30, 2006 was $210,767. Our management uses adjusted EBITDA as a financial measure to compare our gain or loss from operations to other small businesses in the telecommunications industry, most of which are not required to publicly report their financial results and are thus less likely to have GAAP numbers available for comparison. The calculation and disclosure of adjusted EBITDA affords both our management and that of other companies a measure to more accurately compare our financial results with those of non-public reporting companies within our industry. Adjusted EBITDA, as used in this section, excludes interest, income taxes (of which there were none), depreciation and non-cash items (services performed for stock and stock-based employee compensation in the form of stock options) from our net loss from operations and is meant only to supplement the financials in this periodic report that have been prepared using GAAP. Our presentation of adjusted EBITDA should in no way be considered more important, accurate or be displayed more prominently than our loss from operations. In reconciling adjusted EBITDA to our loss from operations, we provide the following table:

Adjusted EBITDA                                                                  ($210,767)
Stock Issued for Services                                                        (580,749)
Stock-based Employee Compensation (Options)                (133,894)
Interest Expense                                                                           (5,388)
Receivable Factoring Fees (Interest Expense)                       (21,430)
Depreciation                                                            (75,169)
Gain (Loss) from Operations                                              ($1,027,397)

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2006 was $5,388, or $26,818 including factoring fees, as compared to $26, or $27,878 including factoring fees, for the three months ended September 30, 2005.

Interest expense for the six months ended September 30, 2006 was $5,863, or $49,673 including factoring fees, as compared to $4,951, or $61,777 including factoring fees, for the six months ended September 30, 2005.

The decrease in interest expense including factor fees for the periods ended September 30, 2006 from the periods ended September 30, 2005 were due to our lower sales and the corresponding inability to factor as many receivables.

Factor fees are very similar to interest expense. When we generate invoices on or near the end of each month, we factor them and receive 75% of the total dollar value of those invoices at that time. When our customers pay those invoices over the next month, the factor receives those customer payments directly. When the factor receives each payment, the 75% advance we received is settled, the factor keeps a 2.25% fee (in most cases) and releases the remaining 22.75% to us. In this way, factoring is essentially paying interest to the factor for advancing money to us, secured by our receivables, on a monthly basis.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net loss applicable to common stock for the three months ended September 30, 2006 was $1,027,397 as compared to $389,643 for the three months ended September 30, 2005. Net loss per common share was $0.01 for the three months ended September 30, 2006 and $0.00 per share for the three months ended September 30, 2005.

Net loss applicable to common stock for the six months ended September 30, 2006 was $1,275,976 as compared to $536,024 for the six months ended September 30, 2005. Net loss per common share was $0.01 for both the six months ended September 30, 2006 and the six months ended September 30, 2005.

The net loss for all periods can be attributed to the fact that we have not employed a dedicated sales force and therefore have not been able to generate enough new revenue to cover our costs, which are largely fixed. We intend to hire a dedicated sales force this year. Additionally, for both the three months and the six months ended September 30, 2006 we had significant consulting expenses related to the development of new services, entrance into new markets and other one-time items such as legal and accounting fees for filing an SB-2 registration statement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of September 30, 2006 we had a cash and cash equivalents balance of $247,982.

In order to facilitate working cash flow, we factor approximately 99% of accounts receivables for customer billing with an outside agency, thereby receiving 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor. We do not otherwise maintain a line of credit or term loan with any commercial bank or other financial institution, though we do have one corporate credit card with a credit limit of $50,000. To date, our capital needs have been principally met through the receipt of proceeds from factoring customer receivables and the sale of equity and debt securities.

In January 2006 we closed a private placement offering for an aggregate sale price of $1,579,375, of which up to 10% is subject to deduction for fees in connection with the private placement, and warrants for the purchase of an aggregate total of 22,562,500 shares at a strike price of $.10 per share. The proceeds of the private placement offering improved our cash balance and, if the majority of the warrants are exercised, IElement will receive up to an additional $2,256,250, which would be more than sufficient to satisfy our cash needs for our current operations as well as fund our planned sales expansion to the Chicago market. In addition, if only half of the warrants are exercised, we will be able to comfortably sustain our current operations.

In the event that none of the warrants are exercised, or only a nominal number of the warrants are exercised, we will require additional funds, above our operating revenues, to sustain operations and grow the business, including expanding our sales presence to the Chicago market. In this event, we plan to seek additional capital in the form of new private equity placements, short term loans or both. In the event that we seek additional capital through the sale of stock, there will be a dilutive impact on our currently outstanding common stock.

As of September 30, 2006, our gross accounts receivable totaled $419,544. We have set aside an allowance of $10,684 against that balance for uncollectible accounts. The net amount we expect to collect is $408,860. As a telecommunications provider, we bill for our services up front and therefore have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers' telephone and internet services if they do not pay their bills.

As of September 30, 2006 we had total notes payable outstanding in the aggregate principal amount of $862,692 owed to 20 note holders. Accrued interest on those notes totaled $4,685. As of September 30, 2006 we were current in our obligations to repay 8 of the 20 notes and late, but not in default, on the remaining 12. As of October 12, 2006 we had reached terms to extend the payment terms or convert the notes to shares of our common stock for all 12 of the notes for which we were behind in repayment.

Only the six notes issued in or subsequent to June 2006 are interest bearing. The following is a more detailed discussion of the notes.

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

The issuance of new convertible promissory notes on March 25, 2006 in exchange for the previous promissory notes allowed us to extend the first payment date on all 12 of these Notes from February 2006 until September 2006 in exchange for the added conversion feature. The twelve note holders would be able to collectively convert their notes into 16,001,519 shares of our common stock at a price of $0.035 per share. This could have a dilutive impact on our outstanding common stock. If all of these notes are converted, the resulting issuance of 16,001,519 shares of our common stock would represent approximately eight percent (8%) of our then outstanding shares, but we would be receiving approximately the market value for such shares based on the current market price, minimizing the dilutive impact of the conversion.

On or about October 12, 2006, we reached agreement with eight of these 12 note holders to extend the first payment due date of their notes to April 1, 2007. In particular, we reached extension agreements with The Straight Grandchildren Trust, Richard Zweig, Mary Francis Straight Trust, Richard Zweig IRA, Kramerica, Inc. (2 notes), Peter Walther and Heather Walther.

The remaining four of these 12 note holders have elected to convert their notes to stock. In particular, Tim Dean-Smith, Dolphin Capital, Jeremy Dean-Smith and Susan Walton converted an aggregate indebtedness of $183,097 into shares of common stock at a conversion price of $0.035 per share.

Two of the eight remaining notes are held by Duane Morris ($34,631.29 as of September 30, 2006) and Palladian ($30,000 as of September 30, 2006). The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of September 30, 2006 we are past due on our payments on the Duane Morris note, but intend to pay $2,500 per month. The Palladian note was issued on August 29, 2005 and was being paid in fourteen monthly installments beginning September 5, 2005 and ending October 28, 2006. As of September 30, 2006, we are past due on the Palladian note but intend to make regular monthly payments in the amount of $2500.

We issued two new notes during the three months ended June 30, 2006. One, in the amount of $100,000, was issued on June 8, 2006 to Rhino Limited and bears a ten percent interest rate. It matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The other new note was issued on June 19, 2006 to Veronica Kristi Prenn. It bears a ten percent interest rate and matures on December 19, 2006.

We issued four new notes during the three months ended September 30, 2006, to Walton Hansen in the amount of $24,808 on August 4, 2006, to Kramerica for $8,200 on August 21, 2006, to Kramerica for $25,000 on August 24, 2006 and to William Goatley for $60,000 on September 5, 2006. All four of these notes bear interest at a rate of ten percent annually and mature six months from the date they were issued.

Our total debt servicing requirements on the 20 outstanding promissory notes over the next 12 months is approximately $396,036. In particular, beginning in April 2007, we will begin debt service on the remaining 8 of the 12 convertible promissory notes issued March 25, 2006 in the monthly amount of $10,471. In addition, within the next twelve months we expect to complete payments on the remaining balances owed to Duane Morris and Palladian, which is $64,631.29 as of September 30, 2006, and also repay the $242,693 in notes issued over the six months ended September 30, 2006.

Although cash flow from current business operations alone would not likely be sufficient to satisfy our current debt obligations, we intend to satisfy those obligations through a combination of the following. First, we are trying to generate positive cash flows from current business operations. Second, we are actively seeking to acquire businesses with positive cash flow. Third, the proceeds from the exercise of the warrants would alleviate or eliminate much of our debt. Fourth, renegotiating the terms of the debt obligations, in particular the debt obligations to Mr. Zweig and his family, has generally been fairly easy and inexpensive. Finally, we would not be required to make cash payments on those debt obligations which are converted to stock. Twelve of the notes may be converted at $.035 per share, and four of the note holders have already elected to do so.

On February 14, 2006 we settled the breach of contract litigation against Communications Plus, Inc., a California company d/b/a Global Communications, ("Global") for $27,000 payable to Global Communications in periodic payments beginning February 14, 2006 and ending December 1, 2006. As of September 30, 2006 we had three payments of $2,250 each remaining.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

RECENT DEVELOPMENTS

NONE.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Generally, the Voice over Internet Protocol (VoIP) and internet based communications solutions industry is highly competitive and requires constant investment in research and development in order to keep pace with technology and competitors' products. Our success depends upon our ability to enter markets and establish a base level of customers sufficient to cover the costs of opening and maintaining a market while seeking to expand both our customer base and our product base. If we are unable to compete effectively or to obtain additional financing to fund future research and development and deployment expenditures, it would have a materially adverse effect on our business operations and would negatively affect our ability to effectively market and develop existing and future products.

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

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. They have concluded that, as of September 30, 2006 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of September 30, 2006 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, ("Global"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to Global. Global sought damages in the amount of $50,000 plus interest. On February 14, 2006 the Company settled the matter for $27,000 payable to Global Communications in periodic payments beginning February 14, 2006 and ending December 1, 2006. As of September 30, 2006 we had three payments of $2,250 each remaining.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following details our equity transactions during the three months ended September 30, 2006 and through the date of this Report:

On November 17, 2006 we issued 750,000 shares of our common stock at $0.028 per share to Equities Global Communications, Inc. for a total value of $21,000 to pay formarketing services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 20, 2006 the Company issued 3,250,000 shares of its common stock to Tim Dean-Smith for consulting services rendered valued at $130,000. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 12, 2006 the Company agreed to issue 857,143 shares of its common stock to Susan Walton in exchange for the release of indebtedness in the amount of $30,000.00. The indebtedness was converted to shares of common stock at a per share price of $0.035. The shares were issued on November 13, 2006. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 12, 2006 the Company agreed to issue 1,540,857 shares of its common stock to Tim Dean-Smith in exchange for the release of indebtedness in the amount of $53,930.00. The indebtedness was converted to shares of common stock at a per share price of $0.035. The shares were issued on November 13, 2006. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 12, 2006 the Company agreed to issue 1,273,257 shares of its common stock to Dolphin Capital in exchange for the release of indebtedness in the amount of $44,564.00. The indebtedness was converted to shares of common stock at a per share price of $0.035. The shares were issued on November 13, 2006. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 12, 2006 the Company agreed to issue 1,560,086 shares of its common stock to Jeremy Dean-Smith in exchange for the release of indebtedness in the amount of $54,603.00. The indebtedness was converted to shares of common stock at a per share price of $0.035. The shares were issued on November 13, 2006. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On September 30, 2006 we issued 3,000,000 shares of our common stock at $0.04 per share to Yock Investments for a total value of $120,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On September 30, 2006 we issued 3,000,000 shares of our common stock at $0.04 per share to Stonegate Ventures for a total value of $120,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On September 30, 2006 we issued 4,259,365 shares of our common stock at $0.04 per share to YJ, Inc. for a total value of $170,375 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On September 30, 2006 we issued 4,259,365 shares of our common stock at $0.04 per share to Cortland Brothers, Inc for a total value of $170,375 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On August 25, 2006 the Company issued 297,896 shares of our common stock at $0.06 per share to retire an accounts payable balance of $17,874 owed to Dominic Antonini. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the second quarter of fiscal 2007.

ITEM 5. OTHER INFORMATION.

On February 1, 2006 we filed with the SEC a Registration Statement on Form SB-2 to register for resale the securities purchased by various investors. On September 1, 2006, we filed the seventh amendment to this Registration Statement and on September 13, 2006 the SEC declared it effective.

On September 25, 2006 we filed with the SEC a Registration Statement on Form S-8 which became effective immediately. In conjunction with this Registration, we also filed our 2006 Stock Plan, which is subject to shareholder approval at our next annual meeting.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report.

EXHIBIT INDEX
-------------

Exhibit No.                     Description
--------------                     -----------------

2.1 Agreement and Plan of Merger, dated February 20, 2004, by and among Global Diversified Acquisition Corp., G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consulting Limited.*

2.2 First Amendment to Agreement and Plan of Merger, dated March 23, 2004, by and among Global Diversified Acquisition Corp., G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consulting Limited. *

2.3 Agreement and Plan of Merger, dated November 9, 2004, by and among Mailkey Corporation, MailKey Acquisition Corp., I-Element, Inc. and Ivan Zweig. *

2.4 First Amendment and Waiver to Agreement and Plan of Merger, dated December 30, 2004, by and among MailKey Corporation, MailKey Acquisition Corp., I-Element, Inc. and IvanZweig. *

3(i).1 Articles of Incorporation. *

3(i).2 Amendment to Articles of Incorporation*

3(i).3 Amendment to Articles of Incorporation*

3(i).4 Amendment to Articles of Incorporation*

3(i).5 Certificate of Correction*

3(i).6 Amended Articles of Incorporation of MailKey Corporation dated August 1, 2005. *

3(ii) Restated By-Laws of IElement*

4.1 2006 Stock Plan**

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

10.6 Form of Vista Capital warrant*

10.7 Kramerica note dated August 21, 2006

10.8 Kramerica note dated August 24, 2006

10.9 Walton Hansen note dated August 4, 2006

10.10 William Goatley note dated September 5, 2006

31.1 Certification pursuant to Sarbanes-Oxley Sec. 302

32.1 Certification pursuant to 18 U.S.C. Sect. 1350

* Previously filed with Amendment No. 7 to Registration Statement on Form SB-2 filed on September 1, 2006.

**Previously filed with the Form S-8 filed on September 25, 2006.

(b) Reports on Form 8-K.

On July 19, 2006, we filed a report on Form 8-K regarding our financial statements.

On October 17, 2006 we filed a report on Form 8-K under regulation FD and incorporating a press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IELEMENT CORPORATION

Date: November 20, 2006

/s/ Ivan Zweig
-----------------------
Ivan Zweig,
Chairman,
Chief Executive Officer,
Chief Financial Officer

LANCE K. STOVALL
/s/ Lance K. Stovall
-----------------------
Lance K. Stovall,
Director

KEN WILLEY
/s/ Ken Willey
-----------------------
Ken Willey,
Director