Form 10QSB
period 2006-12-31
IElement CORP
filed 2007-02-14
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2006
--------------------------------------------------------------------

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

There were 228,262,500 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on February 14, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

IELEMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

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

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

TABLE OF CONTENTS

Condensed Consolidated Financial Statements:
PAGE(S)

Condensed Consolidated Balance Sheet as of December 31, 2006                                                         1

Condensed Consolidated Statements of Operations for the
  Three Months Ended December 31, 2006 and 2005 and
  The Nine Months Ended December 31, 2006 and 2005                                                                           2

Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended December 31, 2006 and 2005                                                                                 3-4

Notes to Condensed Consolidated Financial Statements (Unaudited)                                               5-13

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
December 31, 2006

ASSETS
December 31,
2006
(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,900
Accounts receivable, net	471,391
Other current assets	605

Total current assets	475,896

Notes receivable	900,000
Fixed assets, net of depreciation	549,008

OTHER ASSETS:
Deposits	279,145

Total other assets	279,145

TOTAL ASSETS	$2,204,049

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$279,698
Accounts payable and accrued expenses	1,031,238
Customer deposits	102,616
Receivable financing payable	330,496
Commissions payable	9,639
Deferred revenue	544,419

Total current liabilities	2,298,106

LONG-TERM LIABILITIES:
Notes payable, net of current portion	418,743

Total long-term liabilities	418,743

Total Liabilities	2,716,849

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
Zero shares issued and outstanding	-
Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
224,025,000 shares issued and outstanding	224,025
Additional paid-in capital	3,374,432
Additional paid-in capital - warrants	177,757
Unearned compensation expense	(12,200)
Accumulated deficit	(4,276,814)

Total Stockholders' Equity (Deficit)	(512,800)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,204,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 AND
THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUE	$881,466	$1,119,772	$2,841,873	$3,487,000

OPERATING EXPENSES
Cost of Sales (excluding depreciation of $50,916 and $46,856 for the three months ended December 31, 2006 and 2005
and $150,892 and $139,351 for the nine months ended
December 31, 2006 and 2005, respectively)	562,196	689,185	1,886,563	2,141,575
General and administrative	667,412	580,397	2,301,657	1,598,893
Selling expenses	127,435	82,307	225,963	314,844
Depreciation	75,994	69,934	225,212	207,986
Interest expense	6,284	-	12,147	4,951
Receivable factoring fees	19,926	26,211	63,736	83,037

Total Operating Expenses	1,459,247	1,448,034	4,715,278	4,351,286

NET (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(577,781)	(328,262)	(1,873,405)	(864,286)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) APPLICABLE TO
COMMON SHARES	$(577,781)	$(328,262)	$(1,873,405)	$(864,286)

NET (LOSS) PER BASIC AND
AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	183,888,702	96,477,065	167,442,590	94,817,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Nine Months Ended
	December 31,	December 31,
	2006	2005
		(Restated)
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,873,405)	$(864,286)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	225,212	207,986
Bad debt expense	67,499	67,943
Stock issued for services	726,229	33,498
Stock based employee compensation	178,734	236,750

Changes in assets and liabilities
(Increase) in accounts receivable	(36,293)	(21,946)
(Increase) decrease in other current assets	(496)	621
(Increase) decrease in deposits	(160,658)	2,172
Increase (decrease) in accounts payable and accrued expenses	(124,754)	190,568
Increase in accrued interest	10,846	4,872
(Decrease) in customer deposits	(33,604)	(24,991)
(Decrease) in receivable financing payable	(68,755)	(77,776)
(Decrease) in commissions payable	(4,725)	(8,911)
(Decrease) in deferred revenue	(132,340)	(102,038)

Net cash (used in) operating activities	(1,226,510)	(355,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(65,048)	(52,368)

Net cash (used in) investing activities	(65,048)	(52,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of notes payable	$(19,000)	$(46,349)
Proceeds from notes payable	595,008	-
Cash received for common stock to be issued	-	1,535,625
Fund raising fees charged to paid in capital	-	(216,562)

Net cash provided by financing activities	576,008	1,272,714

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Nine Months Ended
	December 31,	December 31,
	2006	2005
		(Restated)
	(Unaudited)	(Unaudited)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(715,550)	864,808

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	719,450	340,321

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$3,900	$1,205,129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$800	$114

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$49,948	$85,194

Accounts payable converted to notes payable	$-	$177,884

Accounts payable converted to liability for stock to be issued	$-	$251,500

Notes payable converted to liability for stock to be issued	$-	$239,000

Notes payable converted to equity	$523,097	$-

Stock issued for services in current period	$726,229	$33,498

Stock to be issued for services	$-	$236,750

Stock issued for note receivable	$900,000	$-

Stock based compensation	$178,734	$236,750

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

In March 2006, Ivan Zweig, as the only Director, appointed Lance Stovall and Ken Willey to the Board of Directors until the next annual meeting, when all three Directors were up for re-election.

On December 6, 2006 the Board of Directors unanimously appointed Charles Carlson to the Board of Directors until the next annual meeting after the annual meeting scheduled for December 15, 2006.

On December 15, 2006, Ivan Zweig, Lance Stovall and Ken Willey were re-elected to the Board of Directors at the Company’s annual meeting. Charles Carlson will also continue to serve on the Board of Directors until the next annual meeting but was not up for re-election at this time.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $10,684 and $12,165 has been recorded at December 31, 2006 and 2005, respectively.

Bad debt expense for the three months ended December 31, 2006 and 2005 was $25,928 and $20,711, respectively, and $67,499 and $67,943 for the nine months ended December 31, 2006 and 2005, respectively.

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the three months ended December 31, 2006 and 2005 were $78,573 and $2,445, respectively, and $82,357 and $6,034 for the nine months ended December 31, 2006 and 2005, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended December 31, 2006 or 2005 or for the nine months ended December 31, 2006 or 2005.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	December	December	December	December
	31, 2006	31, 2005	31, 2006	31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	($577,781)	($328,262)	($1,873,405)	($864,286)

Weighted average common shares outstanding (Basic)	183,888,702	96,477,065	167,442,590	94,817,400
Weighted average common stock equivalents	-	-	-	-
Stock options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares outstanding (Diluted)	183,888,702	96,477,065	167,442,590	94,817,400

A total of 17,450,000 options were issued during the nine months ended December 31, 2006. A total of 49,173,281 options and warrants were outstanding as of December 31, 2006. Including the options and warrants outstanding for the three months ended December 31, 2006 or 2005 or the nine months ended December 31, 2006 or 2005 would have been anti-dilutive.

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

Stock-based compensation for the three months ended December 31, 2006 and 2005 was $44,840 and $17,497, respectively. Stock-based compensation for the nine months ended December 31, 2006 and 2005 was $178,734 and $236,750, respectively.

On August 29, 2006, the Company issued 17,100,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 40 months.

On September 11, 2006, the Company issued 100,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 48 months.

On December 6, 2006, the Company issued 250,000 stock options to its directors. The options have an exercise price of $0.01 and vest over 12 months.

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

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

NOTE 3- FIXED ASSETS

Property and equipment as of December 31, 2006 was as follows:

December 31,
2006

Property and equipment	$1,537,835
Less: accumulated depreciation	(988,827)
Net book value	$549,008

There was $75,994 and $69,934 charged to operations for depreciation expense for the three months ended December 31, 2006 and 2005, respectively. There was $225,212 and $207,986 charged to operations for depreciation expense for the nine months ended December 31, 2006 and 2005, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

NOTE 4- NOTES PAYABLE

The Company had several notes payable on December 31, 2006. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest hereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of IElement, as were the original Notes. The aggregate of the Kramerica notes is $120,000 and was issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. On October 2, 2006, all eight holders of the promissory notes to Mr. Zweig’s immediate family extended the payment terms so that the first of the 36 monthly payments is now due on April 1, 2007 and the last is due on March 1, 2010. No payments have been made on any of the notes and no interest is currently accruing.

The notes payable balances at December 31, 2006 were as follows:

	December 31,
	2006

Total notes payable	$698,441
Less: current maturities	279,698

Long-term notes payable	$418,743

The amount of principal maturities of
the notes payable for the next four
years ending December 31 and in the
aggregate is as follows:
	2007	$279,698
	2008	130,284
	2009	157,065
	2010	131,394
		$698,441

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

NOTE 5- OPERATING LEASES

The Company leases office space under a lease commencing in June of 2005. The lease is payable on a month-to-month basis. Monthly payments under the current lease are $3,284. The Company also leased additional office space in Texas and California. The Company ceased leasing this additional space during the period ended December 31, 2004.

Rental payments charged to expense for the three months ended December 31, 2006 and 2005 were $7,790 and $9,852, respectively. Rental payments charged to expense for the nine months ended December 31, 2006 and 2005 were $27,494 and $32,020, respectively.

NOTE 6- STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2006, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001 and 224,025,000 shares issued and outstanding.

The following details the stock transactions for the nine months ended December 31, 2006:

The Company issued 1,547,896 shares of common stock to retire accounts payable.

The Company issued 22,285,730 shares of common stock as payment for services rendered.

The Company issued 11,156,343 shares of common stock to convert notes payable.

The Company issued 30,000,000 shares of common stock in exchange for a note receivable.

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

At December 31, 2006, deferred tax assets consist of the following:

Net deferred tax assets                         $1,283,044
Less: valuation allowance                    (1,283,044)
                                                                 $     -0-

At December 31, 2006, the Company had deficits accumulated in the approximate amount of $4,276,814, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IELEMENT CORPORATION AND SUBSIDIARY
(Formerly MailKey Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
AND THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

NOTE 8- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the three months ended December 31, 2006 and 2005 and the nine months ended December 31, 2006 and 2005. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

In addition to the operations noted above, we began servicing a large customer base of wireless internet subscribers in December 2006. This service covers everything from service delivery and technical support to back office administration and resulted from a management contract with Sutioc Enterprises, Inc. on behalf of US Wireless Online, Inc. These customers are primarily located in Florida, Pennsylvania, Kentucky, Mississippi and Alabama.

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

Our overall financial condition improved significantly with the completion of our private equity placement in January 2006 and the increased liquidity it brought. However, we do continue to use cash and at our current pace we would run out of cash this fiscal year if we were not able to successfully convert the warrants issued in the private placement, raise additional funds or acquire a cash flow positive company.

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

We estimate the cost to enter the Chicago market with an active sales force to be approximately $500,000 from March 1, 2006 through December 31, 2007 before operations there become profitable. The $500,000 to start the sales force in Chicago covers all costs associated with acquiring a new office, staffing, training and managing a sales force with installation engineers, acquiring additional bandwidth or connections to accommodate new customers there, and paying commissions and agent fees. Our current offices and equipment will support the Dallas and Los Angeles service as well as the back office and network operations of the Chicago sales force with little or no additional expenditure. However, we will incur increased overall costs for additional marketing including telemarketing services. Our post-Chicago target markets are smaller cities in the Midwestern region that have yet to be identified.

We expect that a budgeted amount of approximately $750,000 in working capital shall be sufficient for 18 months of operations, including the expansion into the Chicago market.

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

RESULTS OF OPERATIONS

REVENUES

Revenues were $881,466 for the three months ended December 31, 2006 as compared to $1,119,772 for the three months ended December 31, 2005. The decrease was due to customer attrition resulting from the fact that we did not employ a dedicated sales force. We plan to hire a dedicated sales force this year.

Revenues were $2,841,873 for the nine months ended December 31, 2006 as compared to $3,487,000 for the nine months ended December 31, 2005. The decrease was due to customer attrition resulting from the fact that we did not employ a dedicated sales force. We plan to hire a dedicated sales force this year.

COST OF REVENUES

Cost of revenues excluding depreciation was $562,196 for the three months ended December 31, 2006 as compared to $689,185 for the three months ended December 31, 2005. Depreciation applicable to cost of revenues was $50,916 for the three months ended December 31, 2006 and $46,856 for the three months ended December 31, 2005. The lower cost of revenues for the three months ended December 31, 2006 was attributable to the fact that we had less revenue to support.

Cost of revenues excluding depreciation was $1,886,563 for the nine months ended December 31, 2006 as compared to $2,141,575 for the nine months ended December 31, 2005. Depreciation applicable to cost of revenues was $150,892 for the nine months ended December 31, 2006 and $139,351 for the nine months ended December 31, 2005. The lower cost of revenues for the nine months ended December 31, 2006 was attributable to the fact that we had less revenue to support.

OPERATING EXPENSES

Operating expenses including cost of revenues for the three months ended December 31, 2006 were $1,459,247 as compared to $1,448,034 for the three months ended December 31, 2005.

Operating expenses including cost of revenues for the nine months ended December 31, 2006 were $4,715,278 as compared to $4,351,286 for the nine months ended December 31, 2005.

The increase from the year earlier periods was due to significant consulting expenses related to the development of new services, entrance into new markets and other one-time items such as legal and accounting fees for filing an SB-2 registration statement.

GAIN (LOSS) FROM OPERATIONS

Loss from operations for the three months ended December 31, 2006 was $577,781 as compared to $328,262 for the three months ended December 31, 2005.

Loss from operations for the nine months ended December 31, 2006 was $1,873,405 as compared to $864,286 for the nine months ended December 31, 2005.

The increased loss from the year earlier periods was due to lower revenues resulting from the fact that we did not employ a dedicated sales force as well as significant consulting expenses related to the development of new services, entrance into new markets and other one-time items. We intend to hire a dedicated sales force this year and do not anticipate any significant consulting expenses.

Our net loss on an adjusted EBITDA basis for the three months ended December 31, 2006 was $234,508. Our management uses adjusted EBITDA as a financial measure to compare our gain or loss from operations to other small businesses in the telecommunications industry, most of which are not required to publicly report their financial results and are thus less likely to have GAAP numbers available for comparison. The calculation and disclosure of adjusted EBITDA affords both our management and that of other companies a measure to more accurately compare our financial results with those of non-public reporting companies within our industry. Adjusted EBITDA, as used in this section, excludes interest, income taxes (of which there were none), depreciation and non-cash items (services performed for stock and stock-based employee compensation in the form of stock options) from our net loss from operations and is meant only to supplement the financials in this periodic report that have been prepared using GAAP. Our presentation of adjusted EBITDA should in no way be considered more important, accurate or be displayed more prominently than our loss from operations. In reconciling adjusted EBITDA to our loss from operations, we provide the following table:

Adjusted EBITD                                                                                     ($282,257)
Stock Issued for Services                                                        (145,480)
Stock-based Employee Compensation (Options)                  (44,840)
Interest Expense                                                                           (6,284)
Receivable Factoring Fees (Interest Expense)                       (19,926)
Depreciation                                                                                (75,994)
Gain (Loss) from Operations                                                 ($577,781)

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2006 was $6,284, or $26,210 including factoring fees, as compared to $0, or $26,211 including factoring fees, for the three months ended December 31, 2005.

Interest expense for the nine months ended December 31, 2006 was $12,147, or $75,883 including factoring fees, as compared to $4,951, or $87,988 including factoring fees, for the nine months ended December 31, 2005.

The decrease in interest expense including factor fees for the periods ended December 31, 2006 from the periods ended December 31, 2005 were due to our lower sales and the corresponding inability to factor as many receivables.

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

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net loss applicable to common stock for the three months ended December 31, 2006 was $577,781 as compared to $328,262 for the three months ended December 31, 2005. Net loss per common share was $0.00 for the three months ended December 31, 2006 and $0.00 per share for the three months ended December 31, 2005.

Net loss applicable to common stock for the nine months ended December 31, 2006 was $1,873,405 as compared to $864,286 for the nine months ended December 31, 2005. Net loss per common share was $0.01 for the nine months ended December 31, 2006 and $0.01 per share for the nine months ended December 31, 2005.

The net loss for all periods can be attributed to the fact that we have not employed a dedicated sales force and therefore have not been able to generate enough new revenue to cover our costs, which are largely fixed. We intend to hire a dedicated sales force this year. Additionally, for both the three months and the nine months ended December 31, 2006 we had significant consulting expenses related to the development of new services, entrance into new markets and other one-time items such as legal and accounting fees for filing an SB-2 registration statement.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of December 31, 2006 we had a cash balance of $3,900 and a cash equivalents balance of $0.

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

As of December 31, 2006, our gross accounts receivable totaled $482,075. We have set aside an allowance of $10,684 against that balance for uncollectible accounts. The net amount we expect to collect is $471,391. As a telecommunications provider, we bill for our services up front and therefore have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers’ telephone and internet services if they do not pay their bills.

On December 27, 2006 we received a promissory note in the amount of $900,000 and accruing eight percent (8%) interest annually from Sutioc Enterprises, Inc. in exchange for 30,000,000 shares of our common stock. We will receive interest payments in the amount of $6,000 per month starting in February 2007 and ending in January 2009, then interest and principle payments in the amount of $16,000 per month starting in February 2009 and ending in January 2011. In January 2011 the note matures and the balance of $497,942 is due at that time.

As of December 31, 2006 we had total notes payable outstanding in the aggregate principal amount of $688,441 owed to 16 note holders. Accrued interest on those notes totaled $10,046. As of December 31, 2006 we were current in our obligations to repay 13 of the 16 notes and late, but not in default, on the remaining three.

Only the six notes issued in or subsequent to June 2006 are interest bearing. The following is a more detailed discussion of the notes.

On January 19, 2005, IElement issued eight promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956.16 (the "Notes") with no interest. In particular, the Notes are payable to Heather Walther ($20,000), Kramerica, Inc. (aggregate of $120,000), Mary Francis Strait Trust ($55,611.15), Peter Walther ($30,000), Richard Zweig ($20,000), Richard Zweig IRA ($27,500) and Strait Grandchildren Trust ($103,845.01). Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes.

On March 25, 2006 each of the eight Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956.16, again with no interest thereon. On October 12, 2006 each of these note holders agreed to extend the terms of their Notes so that the first payment is due on April 1, 2007 with a total of 36 monthly installments through March 2010. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the Notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of IElement as were the original Notes.

The issuance of new convertible promissory notes on March 25, 2006 in exchange for the previous promissory notes allowed us to extend the first payment date on all eight of these Notes from February 2006 until September 2006 in exchange for the added conversion feature. The eight note holders are able to collectively convert their notes into 10,770,176 shares of our common stock at a price of $0.035 per share. This could have a dilutive impact on our outstanding common stock if the market price of our common stock increases to more than $0.035 per share. If all of these notes are converted, the resulting issuance of 10,770,176 shares of our common stock would represent less than five percent (5%) of our then outstanding shares and we would be receiving more than the market value for such shares based on the current market price, making the conversion anti-dilutive.

On August 8, 2005, IElement issued four promissory Notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006.

On March 25, 2006 each of these four Notes were cancelled and IElement issued new convertible promissory Notes to the same individuals in the same principal amount of $183,097, again with no interest thereon. The first payment on each of the new convertible promissory Notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender had the right to convert all or a portion of the outstanding balance, at any time until the notes were paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. On or about October 12, 2006 all four of these Notes were converted into shares of our common stock and the shares were issued in November 2006. In particular, Tim Dean-Smith, Dolphin Capital, Jeremy Dean-Smith and Susan Walton converted an aggregate indebtedness of $183,097 into shares of common stock at a conversion price of $0.035 per share.

Two of the remaining Notes are held by Duane Morris ($34,631.29 as of December 31, 2006) and Palladian ($30,000 as of , 2006). The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of December 31, 2006 we are past due on our payments on the Duane Morris Note, but intend to pay $2,500 per month. The Palladian Note was issued on August 29, 2005 and was being paid in fourteen monthly installments beginning September 5, 2005 and ending October 28, 2006. As of December 31, 2006, we are past due on the Palladian Note and intend to resume $2,500 monthly payments.

We issued two new Notes during the three months ended June 30, 2006. One, in the amount of $100,000, was issued on June 8,

2006 to Rhino Limited and bears a ten percent interest rate. It matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The other new Note was issued on June 19, 2006 to Veronica Kristi Prenn. It bears a ten percent interest rate and matured on December 19, 2006, but as of February 14, 2007 we had not made a payment. We intend to renegotiate the terms of this Note.

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

In October 2006 we retired the $8,200 Kramerica note by paying the principle and interest balance totaling $8,290.55.

We issued five new notes during the three months ended December 31, 2006, to Tim Dean-Smith in the amount of $116,000 on October 3, 2006, to Kramerica in the amount of $17,000 on November 8, 2006, to Barry Brault in the amount of $120,000 on November 14, 2006, to Stonegate Ventures, Inc. in the amount of $52,000 on November 29, 2006, and to Yock Investments, Inc. in the amount of $52,000 on November 29, 2006. All five of the Notes bare interest at a rate of ten percent annually and mature six months from the date they were issued.

On December 29, 2006 we retired four Notes payable, to Stonegate Ventures, Inc. in the amount of $52,000, Yock Investments, Inc. in the amount of $52,000, Barry Brault in the amount of $120,000 and Tim Dean-Smith in the amount of $116,000 by converting them to common shares of our stock. In each case, the shares of common stock had previously been issued as payment for consulting services, but the consulting services rendered did not meet our expectations. Each of the note holders agreed to forgive the balance of their notes in exchange for the company allowing them to keep the stock previously issued. Yock and Stonegate’s stock was issued as payment for consulting services on September 29, 2006, Tim Dean-Smith’s stock was issued as payment for consulting services on November 14, 2006 and Barry Brault’s stock was issued as payment for consulting services on December 15, 2006.

Our total debt servicing requirements on the 16 outstanding promissory Notes over the next 12 months is approximately $279,698. In particular, beginning in April 2007, we will begin debt service on the remaining 8 of the 12 convertible promissory notes issued March 25, 2006 in the monthly amount of $10,471. In addition, within the next twelve months we expect to complete payments on the remaining balances owed to Duane Morris and Palladian, which is $64,631.29 as of December 31, 2006, and also repay the $246,808 in Notes issued over the nine months ended December 31, 2006 and still outstanding.

Although cash flow from current business operations alone would not likely be sufficient to satisfy our current debt obligations, we intend to satisfy those obligations through a combination of the following. First, we are trying to generate positive cash flows from current business operations. Second, we are actively seeking to acquire businesses with positive cash flow. Third, the proceeds from the exercise of the warrants would alleviate or eliminate much of our debt. Fourth, renegotiating the terms of the debt obligations, in particular the debt obligations to Mr. Zweig and his family, has generally been fairly easy and inexpensive. Finally, we would not be required to make cash payments on those debt obligations which are converted to stock. Half of the 16 remaining Notes may be converted at $.035 per share.

On February 14, 2006 we settled the breach of contract litigation against Communications Plus, Inc., a California company d/b/a Global Communications, ("Global") for $27,000 payable to Global Communications in periodic payments beginning February 14, 2006 and ending December 1, 2006. The final payment under this settlement was made on December 1, 2006.

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

On December 27, 2006 we issued 30,000,000 shares of our common stock to Sutioc Enterprises, Inc. in exchange for a promissory note in the amount of $900,000. On the same date we entered into management agreements with both Sutioc Enterprises, Inc. and US Wireless Online, Inc. In order to facilitate these transactions and secure our interest in both the management contracts and the promissory note, we entered into a material contingent liability that does not appear on our condensed consolidated balance sheet.

This contingent liability is in the form of a guarantee granted to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. On December 27, 2006 we guaranteed that US Wireless Online will repay promissory notes to Mr. Williamson in the amounts of $150,000 and $141,179. This guarantee is secured by substantially all of our assets and will only effect us in the event of a US Wireless Online default. While we believe that default is unlikely since we are now managing the daily operations of US Wireless Online, US Wireless Online has a history of losses and negative cash flow and may be forced to default.

On January 10, 2007 we entered into a guarantee agreement whereby we guarantee US Wireless Online, Inc.’s line of credit for factoring receivables to Rockland Credit Finance, LLC. Under the agreement, should US Wireless Online be unable to pay down its line of credit with Rockland Credit Finance, IElement would be required to do so. The agreement is secured by substantially all of the assets of IElement.

We believe that default is unlikely because it would require a significant number of US Wireless Online’s customers to default.

IElement is not aware of any other undisclosed actual or contingent liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

On December 27, 2006 we issued 30,000,000 shares of our common stock to Sutioc Enterprises, Inc. in exchange for a promissory note in the amount of $900,000. On the same date we entered into management agreements with both Sutioc Enterprises, Inc. and US Wireless Online, Inc. In order to facilitate these transactions and secure our interest in both the management contracts and the promissory note, we entered into a material contingent liability that does not appear on our condensed consolidated balance sheet.

This contingent liability is in the form of a guarantee granted to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. On December 27, 2006 we guaranteed that US Wireless Online will repay promissory notes to Mr. Williamson in the amounts of $150,000 and $141,179. This guarantee is secured by substantially all of our assets and will only effect us in the event of a US Wireless Online default. While we believe that default is unlikely since we are now managing the daily operations of US Wireless Online, US Wireless Online has a history of losses and negative cash flow and may be forced to default.

As of February 14, 2007 the combined remaining balance on the two notes was $281,179.

On January 10, 2007 we entered into a guarantee agreement whereby we guarantee US Wireless Online, Inc.’s line of credit for factoring receivables to Rockland Credit Finance, LLC. Under the agreement, should US Wireless Online be unable to pay down its line of credit with Rockland Credit Finance, IElement would be required to do so. The agreement is secured by substantially all of the assets of IElement.

We believe that default is unlikely because it would require a significant number of US Wireless Online’s customers to default.

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

On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, ("Global"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to Global. Global sought damages in the amount of $50,000 plus interest. On February 14, 2006 the Company settled the matter for $27,000 payable to Global Communications in periodic payments beginning February 14, 2006 and ending December 1, 2006. The last payment under this settlement was made on December 1, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not receive cash for any equity securities during the three months ended December 31, 2006. The following details our unregistered equity transactions during the three months ended December 31, 2006 and through the date of this Report:

On January 22, 2007 we issued 1,500,000 shares of our common stock at $0.026 per share to Doyle Capital for a total value of $39,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On December 27, 2006 we issued 30,000,000 shares of our common stock at $0.03 per share to Sutioc Enterprises for a total value of $900,000 in exchange for a promissory note in the amount of $900,000. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On December 15, 2006 we issued 5,000,000 shares of our common stock at $0.04 per share to Barry Brault for a total value of $200,000 to pay for consulting services to be rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On December 8, 2006 we issued 200,000 shares of our common stock at $0.037 per share to William Jordan for a total value of $7,400 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On November 27, 2006 we issued 600,000 shares of our common stock at $0.03 per share to Park Avenue Consulting for a total value of $18,000 to pay for advertising and marketing services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On November 17, 2006 we issued 750,000 shares of our common stock at $0.028 per share to Equities Global Communications for a total value of $21,000 to pay an accounts payable balance in the amount of $21,000. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 20, 2006 we issued 3,250,000 shares of our common stock at $0.04 per share to Tim Dean-Smith for a total value of $130,000 to pay for consulting services to be rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 12, 2006 we agreed to issue 857,143 shares of our common stock to Susan Walton in exchange for the release of indebtedness in the amount of $30,000. The indebtedness was converted to shares of common stock at a per share price of $0.035. The shares were issued on November 13, 2006. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 12, 2006 we agreed to issue 1,540,857 shares of our common stock to Tim Dean-Smith in exchange for the release of indebtedness in the amount of $53,930. The indebtedness was converted to shares of common stock at a per share price of $0.035. The shares were issued on November 13, 2006. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 12, 2006 we agreed to issue 1,273,257 shares of our common stock to Dolphin Capital in exchange for the release of indebtedness in the amount of $44,564. The indebtedness was converted to shares of common stock at a per share price of $0.035. The shares were issued on November 13, 2006. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On October 12, 2006 we agreed to issue 1,560,086 shares of our common stock to Jeremy Dean-Smith in exchange for the release of indebtedness in the amount of $54,603. The indebtedness was converted to shares of common stock at a per share price of $0.035. The shares were issued on November 13, 2006. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

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

On September 25, 2006 we filed with the SEC a Registration Statement on Form S-8 which became effective immediately. In conjunction with this Registration, we also filed our 2006 Stock Plan, which was subject to and received shareholder approval at our annual meeting held on December 15, 2006.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report.

EXHIBIT INDEX
-------------

Exhibit No.                Description
--------------                 ----------------

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

3(ii).1 Restated By-laws of IElement***

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

10.6 Form of Vista Capital warrant*

10.7 Rhino Limited note dated June 8, 2006******

10.8 Veronica Kristi Prenn note dated June 19, 2006******

10.9 Walton Hansen note dated August 4, 2006******

10.10 William Goatley note dated September 5, 2006******

10.11 Restated Bylaws of IElement dated December 6, 2006***

10.12 Management Services and Vendor Agreement****

10.13 Security Agreement****

10.14 Secured Promissory Note****

10.15 Secured Promissory Note****

10.16 Factor Assignment Agreement*****

10.17 Guarantee Agreement*****

10.18 Guarantee Agreement*****

31.1 Certification pursuant to Sarbanes-Oxley Sec. 302

32.1 Certification pursuant to 18 U.S.C. Sect. 1350

* Previously filed with Amendment No. 7 to Registration Statement on Form SB-2 filed on September 1, 2006.

**Previously filed with the Form S-8 filed on September 25, 2006.

***Previously filed with the Form S-8 filed on December 12, 2006.

****Previously filed with the Form S-8 filed on January 4, 2007.

*****Previously filed with the Form S-8 filed on January 29, 2007.

******Previously filed with the Form 10-Q on November 20, 2006.

(b) Reports on Form 8-K.

On October 17, 2006 we filed a report on Form 8-K attaching a press release.

On December 8, 2006 we filed a report on Form 8-K regarding our amended By-Laws and appointment of Charles Carlson to our board of directors.

On January 4, 2007 we filed a report on Form 8-K regarding our transactions with Sutioc Enterprises, Inc. and US Wireless Online, Inc.

On January 29, 2007 we filed a report on Form 8-K regarding our entry into a contingent liability to Rockland Credit Finance, LLC on behalf of US Wireless Online, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IELEMENT CORPORATION

Date: February 14, 2007

IVAN ZWEIG
/s/ Ivan Zweig
-----------------------
Ivan Zweig,
Chairman,
Chief Executive Officer,
Chief Financial Officer