Form 10KSB
IElement CORP
filed 2007-07-16
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2007

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
COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

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

State issuer's revenues for its most recent fiscal year. $3,776,639

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007. $2,994,084

Number of outstanding shares of the registrant's par value $.001 common stock, as of July 16, 2007: 280,912,220.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One):

Yes [ ] No [X]

 IELEMENT CORPORATION
FORM 10-KSB
INDEX

Part I

  Part II

Item 5. Market for Registrant's Common Equity and

Item 8. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure........................................................................ 56

Item 8A. Controls and Procedures .................................................................................. 56

  Part III

Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a)
of the Exchange Act.......................................................................................................... 57

Item 10. Executive Compensation.................................................................................... 59

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

On August 8, 2005, Tim Dean-Smith and Susan Walton resigned their positions on the Board of Directors (the “Board”) of the Company. The resignations of Mr. Dean-Smith and Ms. Walton were consistent with the expectations of the parties pursuant to the consummation of the merger between IElement and the Company on January 19, 2005, and did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company. Neither Mr. Dean-Smith nor Ms. Walton served on any subcommittees of the Board. Ivan Zweig, the current Chairman of the Board and Chief Executive Officer was appointed as the Chief Financial Officer of the Company until a new Chief Financial Officer is found.

In March 2006, Ivan Zweig, as the only Director, appointed Lance Stovall and Ken Willey to the Board of Directors until the next annual meeting, when all three Directors were up for re-election.

On December 6, 2006 the Board of Directors unanimously appointed Charles Carlson to the Board of Directors until the next annual meeting.

On December 15, 2006, Ivan Zweig, Lance Stovall and Ken Willey were re-elected to the Board of Directors at the Company’s annual meeting. Charles Carlson also continued to serve his initial term on the Board of Directors but was not up for re-election. Mr. Carlson resigned his position on the Board of Directors in April 2007. His resignation did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.

On June 27, 2007, Ken Willey resigned from his position on the Board of Directors. His resignation did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.

BUSINESS OPERATIONS

IElement is a facilities-based nationwide communications service provider that provides telecommunications services to small and medium sized enterprises ("SMEs"). IElement utilizes high-speed Internet T-1 lines, integrated T-1 lines for voice and data, wireless Internet/data services, and a Layer 2 Private Network solution to provide SMEs with dedicated Internet access services, customizable business solutions for voice, data and Internet, and secure communications channels between the SMEs' offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. IElement employs its own installation technicians that install the Company's services and equipment in the Dallas/Fort Worth, Texas market as well as the Los Angeles/Orange County, California markets. In most other markets the Company contracts to third parties to perform such installations and to service customers on an as needed basis.

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

The Company is of course dependent on its customer base for continued revenue, however, its customer base is diversified and consists of many smaller customers as opposed to a few larger customers. The Company can generally quickly replace a lost customer with a new customer without a significant impact on revenue and operations. However, at present, IElement has a drastically reduced sales force and accordingly, the loss of customers would have a greater impact than at other times. IElement intends to build its sales force, including in the Chicago area.

Other than the IElement logo, the Company has no trademarks. The Company does not own any patents or significant intellectual property rights.

As of July 6, 2007 IElement consists of IElement Corporation, a Nevada corporation, which is the registrant and parent corporation. IElement, Inc. is a wholly owned subsidiary without separate operations. In addition, we have five operating subsidiaries. IElement Telephone of California was formed on November 14, 2005 to acquire and administer a telecommunications license in the state of California. IElement Telephone of Arizona was formed on March 13, 2006 to acquire and administer a telecommunications license in the state of Arizona. IElement Telephone of Nevada, Inc. was formed on July 11, 2006 to acquire and administer a telecommunications license in the state of Nevada. IElement Telephone of Kentucky, Inc. was formed on December 29, 2006 to acquire and administer a telecommunications license in the state of Kentucky. IElement Telephone of Pennsylvania, Inc. was formed on December 29, 2006 to acquire and administer a telecommunications license in the state of Pennsylvania.

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

The Telecom Act and the related rules governing competition issued by the FCC, as well as pro-competitive policies already developed by state regulatory commissions, have enabled new entrants like IElement to capture a portion of the ILECs' market share of local services. However, there have been numerous attempts to limit the pro-competitive policies in the local exchange services market through a combination of proposed federal legislation, adoption of new rules by the FCC, and ILEC challenges to existing and proposed regulations. To date, the ILECs have succeeded in eliminating some of the market-opening regulations adopted by the FCC and the states through numerous court challenges. In particular, the ILECs appealed, and won partial reversals of, a series of FCC orders defining the ILEC facilities -- known as unbundled network elements or "UNEs" -- that ILECs must lease to competitors at cost-based rates. We expect the ILEC's efforts to scale back the benefits of the Telecom Act and local service competition to continue. However, while the FCC has eliminated certain UNEs, the basic framework of local competition, including the UNE regime itself, has remained intact. The successful implementation of our business plan is predicated on the assumption that the basic competitive framework and pro-competitive safeguards will remain in place.

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

On April 26, 2005 Communications Plus, Inc., a California company d/b/a Global Communications, ("Global"), filed a complaint against the Company and its CEO, Ivan Zweig, individually, in the Superior Court of the State of California, County of Los Angeles, alleging breach of contract pursuant to a dispute regarding sales commissions due to Global. Global sought damages in the amount of $50,000, plus interest. On February 14, 2006 the Company settled the matter for $27,000 due in periodic installments, the last of which was paid in December 2006.

On February 23, 2007, Bluemile, Inc., an Ohio corporation, filed a complaint against the Company to gain access to some IP blocks that the Company was administering on behalf of US Wirless Online, Inc. In June 2007 the suit was dropped without the need for a court appearance or settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting in December 2006 at which the following matters were submitted to the security holders for vote:

1. To elect three Ivan Zweig, Ken Willey and Lance Stovall to the Board of Directors until their successors are elected and qualified;

2.  To consider and vote upon a proposal to approve and adopt our 2005 Stock Plan

3. To consider and vote upon a proposal to approve and adopt our 2006 Stock Plan;

4. To approve the Board of Directors' appointment of Bagell, Josephs, Levine & Company, L.L.C. as our independent auditors for the fiscal year ending March 31, 2007

The shareholders approved each proposal.

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

Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Company's common stock (broken-down into fiscal quarters) for the periods indicated as reported on the OTC Bulletin:

	Closing Bids
	------------
		HIGH	LOW
		----	---
Fiscal Year 2007
----------------

31-Mar-07		0.04	0.02
31-Dec-06		0.05	0.03
30-Jun-06		0.08	0.04
14-Apr-06		0.12	0.05

Fiscal Year 2006
----------------

31-Mar-06		0.14	0.04
31-Dec-05		0.08	0.03
30-Sep-05		0.07	0.03
30-Jun-05		0.09	0.01

(b) As of June 30, 2007, there were 385 holders of record of our common stock and approximately 530 beneficial holders.

(c) No cash dividends on outstanding common stock have been paid within the last two fiscal years and interim periods. The Company does not anticipate or intend to pay cash dividends for the foreseeable future.

(e) Recent Sales of Unregistered Securities.

As of July 16, 2007, the Company has 2,000,000 shares of common stock authorized at a par value of $0.001, and 280,912,220 shares issued and outstanding. The company also has 200,000,000 shares of Blank Check Preferred Stock authorized. There are no current plans to designate any Blank Check Preferred Stock. The Company also has 15 promissory notes outstanding as of July 16, 2007.

On June 19, 2007, we reached agreements with seven note holders to amend and restate the terms of our repayment obligations to them as set forth in eight promissory notes issued in January and August 2005 and amended in March 2006. Payment terms on the eight notes was extended on October 2, 2006 so that the first payments due on each of the notes would be due on April 1, 2007, then the June 19, 2007 agreement between the Company and the note holders extended the payment terms so that the first of 36 monthly payments on each of the notes is due on April 1, 2008. All seven of these note holders members of Ivan Zweig’s (our CEO, CFO and Chariman of the Board of Directors) immediate family, with the exception of two notes for a total of $120,000 owed to Kramerica, a corporation wholly owned and controlled by Ivan Zweig. These seven note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in lieu of interest and in exchange for extension of the principle repayment terms. The total aggregate principle balance of these eight notes as of March 31, 2007 and July 6, 2007 was $376,956. Each of these notes is secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share. The common stock that will be issued upon conversion of the Notes will be subject to certain resale restrictions, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The convertible notes were issued in reliance on Section 4(2) of the Securities Act of 1933.

In addition to these notes, the Company also has one more promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of March 31, 2007 the accrued interest on this note was $813. This note is secured by substantially all of the Company’s assets.

The $17,000 promissory note payable to Kramerica that was issued on November 8, 2006 has been repaid in full as of March 31, 2007.

The remaining six note holders are currently unaffiliated with IElement. The aggregate principle and accrued interest balance on these six notes as of March 31, 2007 was $364,665. All of these notes are and will remain unsecured with the exception of $110,452 owed to Michael Bloch as of March 31, 2007 for his promissory note in the principle amount of $110,000 dated March 16, 2007. Mr. Bloch’s note is secured by substantially all of the Company’s assets.

We did not receive cash for any equity securities during the year ended March 31, 2007. The following details our unregistered equity transactions during the year ended March 31, 2007 and through the date of this Report:

On June 29, 2007 we issued 7,000,000 shares of our common stock at $0.012 per share to BACE Solutions, Inc. for a total value of $84,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 29, 2007 we issued 5,000,000 shares of our common stock at $0.012 per share to Martin E. Janis & Company for a total value of $60,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 29, 2007 we issued 5,000,000 shares of our common stock at $0.012 per share to Triluc Enterprises, LTD for a total value of $60,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 29, 2007 we issued 5,000,000 shares of our common stock at $0.012 per share to American Capital Partners, LLC for a total value of $60,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 29, 2007 we issued 3,000,000 shares of our common stock at $0.012 per share to Bobenrieth Scribner, LTD for a total value of $36,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 29, 2007 we issued 3,000,000 shares of our common stock at $0.012 per share to Ferry Land, LTD for a total value of $36,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 29, 2007 we issued 3,000,000 shares of our common stock at $0.012 per share to Claddagh, LTD for a total value of $36,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 26, 2007 we issued 1,094,930 shares of our common stock at $0.01 per share to Dominic Antonini for a total value of $10,949 to pay an accounts payable balance. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On May 24, 2007 we issued 3,000,000 shares of our common stock at $0.01 per share to BACE Solutions, Inc. for a total value of $30,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On March 14, 2007 we issued 904,790 shares of our common stock at $0.025 per share to Dominic Antonini for a total value of $22,620 to pay an accounts payable balance. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On March 12, 2007 we issued 1,000,000 shares of our common stock at $0.025 per share to Rick Hughes for a total value of $25,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On January 22, 2007 we issued 1,500,000 shares of our common stock at $0.025 per share to Doyle Capital for a total value of $37,500 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On December 27, 2006 we issued 30,000,000 shares of our common stock at $0.03 per share to Sutioc Enterprises for a total value of $900,000 in exchange for a promissory note, which we've accounted for as a subscription receivable, in the amount of $900,000. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

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

Registration of Securities

On September 1, 2006, the Company filed with the SEC the 7th Amendment to a Registration Statement on Form SB-2 to register for resale the securities issued to or pending issuance to various investors. The Registration Statement was declared effective on September 13, 2006. On September 25, 2006 the Company filed a registration statement on Form S-8 to register the shares underlying its 2006 Stock Option Plan.

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

To combat this revenue attrition, we intend to hire a new sales force in the coming months. This will allow us to pursue new customers that more than replace the revenue lost to attrition. This sales force will be based in Chicago, which is the location of our smallest customer base and where we have the most underutilized network capacity, and will allow us to turn a profit quicker than we could elsewhere, possibly within 6 months.

Our overall financial condition improved significantly with the completion of our private equity placement in January 2006 and the increased liquidity it brought. Since that time, however, our overall financial condition has continued to deteriorate, we continue to use cash and we currently have to rely on financing from outside sources or the acquisition of a business with positive cash flows.

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

We continue to incur operating losses because we have readied the company for rapid growth "out of the gate" as soon as we have the money to do so. We have the necessary equipment, infrastructure, personnel, experience and processes to handle a much higher volume of customers. If we cut back on these expenses before we have a chance to utilize them we will save money in the short term but seriously hinder our ability to grow.

If we are able to either raise $750,000 in cash or acquire a company with enough cash flow to implement our business plan and start a sales force in Chicago, we believe we will be able to become a profitable company within 6 months of that acquisition or capital raise. If we are unable to successfully raise money or acquire a cash flow positive company, we will be forced to seek other debt or equity funding or to cut expenses by laying off employees or discontinuing certain services provided by our vendors.

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

On December 27, 2006, we entered into a Management Services and Vendor Agreement with Sutioc Enterprises, Inc, to offer management and vendor services to both Sutioc Enterprises, Inc. and its majority owned subsidiary U.S. Wireless, Inc. In addition to being a majority shareholder, Sutioc Enterprises is party to a Management Agreement with US Wireless Online, Inc. whereby Sutioc Enterprises was appointed the Manager of US Wireless Online with broad discretion to retain the services of third parties to perform management and other services both on behalf of Sutioc Enterprises, in its capacity as Manager for US Wireless Online, and for US Wireless Online directly.

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

We estimate the cost to enter the Chicago market with an active sales force to be approximately $500,000 from August 1, 2007 through March 31, 2008 before operations there become profitable. The $500,000 to start the sales force in Chicago covers all costs associated with acquiring a new office, staffing, training and managing a sales force with installation engineers, acquiring additional bandwidth or connections to accommodate new customers there, and paying commissions and agent fees. Our current offices and equipment will support the Dallas and Los Angeles service as well as the back office and network operations of the Chicago sales force with little or no additional expenditure. However, we will incur increased overall costs for additional marketing including telemarketing services. Our post-Chicago target markets are smaller cities in the Midwestern region that have yet to be identified.

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

-- Begin aggressively marketing VOIP to our current and potential customers. We are currently working diligently to add a small VOIP customer base into which we can aggressively market our value-added services and applications. We are initially concentrating on adding customers in the Chicago, Dallas and Los Angeles markets, particularly Chicago, but customers we manage on behalf of US Wireless Online would also be excellent candidates for our VOIP service in Pennsylvania, Kentucky, Alabama, Mississippi and Florida.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2006

REVENUES

Revenues were $3,776,639 for the fiscal year ended March 31, 2007, as compared to $4,550,092 for the year ended March 31, 2006. This decrease was due to customer attrition resulting from the fact that we did not employ a dedicated sales force. The addition of  US Wireless Online as a customer starting in January 2007 helped temper the revenue decline. We plan to hire a sales force this year.

COST OF REVENUES

Cost of revenues excluding depreciation was $2,434,570 for the fiscal year ended March 31, 2007 and $2,838,021 for the year ended March 31, 2006. The decrease was attributable to the fact that we had less revenue to support.

OPERATING EXPENSES

Operating expenses excluding cost of revenues for the fiscal year ended March 31, 2007 were $3,616,618 compared to $3,138,155 for the year ended March 31, 2006. The increase in operating expenses was primarily related to expanding our service offerings, entrance into new markets, consulting fees for proposed acquisitions and other items such as legal and accounting fees.

(LOSS) FROM OPERATIONS

Loss from operations for the year ended March 31, 2007 was $2,255,554 as compared to $1,426,084 for the year ended March 31, 2006.

The increased loss from the year earlier periods was due to lower revenues resulting from the fact that we did not employ a dedicated sales force as well as significant consulting expenses related to the development of new services, entrance into new markets, proposed acquisitions and other one-time items. We intend to hire a dedicated sales force this year and do not anticipate any significant consulting expenses.

Our net loss on an adjusted EBITDA basis for the year ended March 31, 2007 was $454,385 as compared to a loss of $516,802 for the year ended March 31, 2006. Our management uses adjusted EBITDA as a financial measure to compare our gain or loss from operations to other small businesses in the telecommunications industry, most of which are not required to publicly report their financial results and are thus less likely to have GAAP numbers available for comparison. The calculation and disclosure of adjusted EBITDA affords both our management and that of other companies a measure to more accurately compare our financial results with those of non-public reporting companies within our industry. Adjusted EBITDA, as used in this section, excludes interest, income taxes (of which there were none), depreciation and non-cash items (services performed for stock and stock-based employee compensation in the form of stock options) from our net loss from operations and is meant only to supplement the financials in this periodic report that have been prepared using GAAP. Our presentation of adjusted EBITDA should in no way be considered more important, accurate or be displayed more prominently than our loss from operations. In reconciling adjusted EBITDA to our loss from operations, we provide the following table:

	2007	2006
Adjusted EBITDA	($454,385)	($516,802)
Stock Issued for Services	(1,167,129)	(522,748)
Stock-based Employee Compensation (Options)	(225,650)	(0)
Interest Expense	(22,622)	(534)
Receivable Factoring Fees (Interest Expense)	(83,350)	(106,602)
Depreciation	(302,418)	(279,398)
Gain (Loss) from Operations	($2,255,554)	($1,426,084)

INTEREST EXPENSE

Interest expense was $22,622 and $534 for the years ended March 31, 2007, and March 31, 2006, respectively. Interest expense including factor fees for the years ended March 31, 2007 and March 31, 2006 were $105,972 and $107,136, respectively. Factor fees are very similar to interest charges.

NET (LOSS) APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $2,255,554 for the fiscal year ended March 31, 2007 compared to a loss of $1,426,084 for the year ended March 31, 2006. Net loss per common share was $0.01 for both the years ended March 31, 2007 and March 31, 2006.

The higher loss in the year ended March 31, 2007 when compared with the year ended March 31, 2006 can be attributed to a continued decline in revenue coupled with higher general and administrative expenses that were the result of development of new services, entrance into new markets, proposed acquisitions and other one-time items.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of March 31, 2007 we had a cash balance of $165,352.

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

The Company will require additional funds, above its operating revenues, to sustain operations and grow the business. We plan to seek additional capital in the form of private placements of our capital stock, short terms loans or both. In the event that IElement seeks additional capital through the sale of its stock, there will be a dilutive impact on its outstanding common stock. In addition, we are currently pursuing the purchase of cash flow positive companies that could help our liquidity and fund continued operations.

As of March 31, 2007, our gross accounts receivable totaled $366,712. We have set aside an allowance of $10,684 against that balance for uncollectible accounts. The net amount we expect to receive is $356,028. As a telecommunications provider, we bill for our services up front, so therefore we have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers' telephone and internet services if they do not pay their bill.

On December 27, 2006 we received a promissory note in the amount of $900,000 and accruing eight percent (8%) interest annually from Sutioc Enterprises, Inc. in exchange for 30,000,000 shares of our common stock. We were to receive interest payments in the amount of $6,000 per month starting in February 2007 and ending in January 2009, then interest and principle payments in the amount of $16,000 per month starting in February 2009 and ending in January 2011. As of July 6, 2007, we have not received any interest payments and have agreed to defer them until January 1, 2008, when the first 12 payments will be due in one lump sum. In January 2011 the note matures and the balance of $497,942 is due at that time. The note is classified as a subscription receivable in the equity section of our balance sheet.

On May 18, 2007 we received a promissory note in the amount of $50,000 and accruing 20% interest or the maximum allowed by law, whichever is lower, from Micro Data Systems, Inc. in exchange for assuming a $200,000 note payable to Secure Acquisition Financial Entity, LP. We also received $200,000 cash in this transaction. The $50,000 note matured on June 14, 2007 but as of July 16, 2007 it had not been paid. We are negotiating with Micro Data Systems and expect to receive payment on the note shortly.

As of March 31, 2007 we had 15 total notes payable outstanding in the aggregate principal amount of $767,434 owed to 13 note holders. As of March 31, 2007 we were current on all obligations except for past due total payments of $85,041 on two notes. We are currently negotiating with these two note holders and no default has been declared. The following is a more detailed discussion of the 15 notes.

On January 19, 2005, IElement issued eight (8) promissory notes to Kramerica and certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. In particular, the Notes are payable to Heather Walther ($20,000), Kramerica, Inc. (aggregate of $120,000), Mary Francis Strait Trust ($55,611), Peter Walther ($30,000), Richard Zweig ($20,000), Richard Zweig IRA ($27,500) and Strait Grandchildren Trust ($103,845). Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of the Company. We did not make any payments on the Notes.

On March 25, 2006 each of the eight (8) Notes were cancelled and we issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest thereon. The first payment on each of the new convertible promissory Notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the Notes are paid in full, into share of our common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory Notes. The new convertible promissory Notes are secured by substantially all the assets of IElement as were the original Notes.

On October 6, 2006 we reached agreements with the holders of these eight Notes to extend the first payment date until April 1, 2007. We did not make any payments on the notes.

On June 19, 2007, we reached agreement with these eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes is due on April 1, 2008. These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in lieu of interest and in exchange for extension of the principle repayment terms. The total aggregate principle balance of these eight notes as of March 31, 2007 and July 6, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share.

In addition to these notes, the Company also has one more promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of March 31, 2007 the accrued interest on this note was $813. This note is secured by substantially all of the Company’s assets. The maturity date of this note was also extended to April 1, 2008 by agreement on June 19, 2007. It is due in full on April 1, 2008 and will continue to accrue interest at an annual rate of ten percent until paid in full.

On August 8, 2005, IElement issued four promissory notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006. IElement did not any payments on these notes.

On March 25, 2006 each of the four notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $183,097, again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender had the right to convert all or a portion of the outstanding balance, at any time until the notes were paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory notes. These four notes were each converted to common stock at a price of $0.035 per share on November 13, 2006.

One of the remaining notes is held by Duane Morris in the principle amount of $34,631.29. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of July 6, 2007 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of March 31, 2007 was $108,268.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bears a ten percent interest rate and matured on December 19, 2006, but as of July 7, 2007 we had not made a payment. We intend to renegotiate the terms of this note. The current principle and interest balance on this note as of March 31, 2007 was $22,589.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bears a ten percent interest rate and matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of March 31, 2007 was $26,272.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bears a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of March 31, 2007 was $63,452. We intend to renegotiate the terms of this note.

We issued five new notes during the three months ended December 31, 2006, to Tim Dean-Smith in the amount of $116,000 on October 3, 2006, to Kramerica in the amount of $17,000 on November 8, 2006, to Barry Brault in the amount of $120,000 on November 14, 2006, to Stonegate Ventures, Inc. in the amount of $52,000 on November 29, 2006, and to Yock Investments, Inc. in the amount of $52,000 on November 29, 2006. All five of these notes accrued interest at a rate of ten percent annually and matured six months from the date they were issued.

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

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. The current principle and interest balance on this note as of March 31, 2007 was $110,452. This note is secured by substantially all of our assets. We intend to renegotiate the terms of this note.

The $17,000 promissory note payable to Kramerica that was issued on November 8, 2006 was repaid in full as of March 31, 2007. The $8,200 note payable to Kramerica that was issued on August 21, 2006 was repaid in full in October 2006.

Although the financial statements included in this Report show the current portion of notes payable as of March 31, 2007 at $511,499, that total does not take into account the subsequent extension of the repayment terms made on the 9 notes held by Kramerica, Ivan Zweig and members of Mr. Zweig’s immediate family. As of July 6, 2007, the total debt servicing requirements on the 15 outstanding promissory notes over the twelve months ending March 31, 2008 is approximately $360,033.

Cash flow from current business operations alone would not likely be sufficient to satisfy our current debt obligations. We intend to satisfy its debt repayment obligations through a combination of the following. First, through cash flows from current business operations. Second, we are actively seeking acquisitions of business with positive cash flow which could assist in debt servicing requirements. Third, from the proceeds from the exercise of the warrants that have previously been registered. Fourth, renegotiating the terms of the debt obligations and in particular the debt obligations to Mr. Zweig and his family. Finally, conversion of notes to shares of our common stock.

On December 27, 2006 we issued 30,000,000 shares of our common stock to Sutioc Enterprises, Inc. in exchange for a promissory note in the amount of $900,000. On the same date we entered into management agreements with both Sutioc Enterprises, Inc. and US Wireless Online, Inc. In order to facilitate these transactions and secure our interest in both the management contracts and the promissory note, we entered into a material contingent liability that does not appear on our consolidated balance sheet.

This contingent liability is in the form of a guarantee granted to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. On December 27, 2006 we guaranteed that US Wireless Online will repay promissory notes to Mr. Williamson in the amounts of $150,000 and $141,179. This guarantee is secured by substantially all of our assets and will only affect us in the event of a US Wireless Online default. While we believe that default is unlikely since we are now managing the daily operations of US Wireless Online, US Wireless Online has a history of losses and negative cash flow and may be forced to default. As of July 6, 2007 US Wireless Online was current on these two notes and the remaining balances were $135,000 and $78,179, respectively.

On January 10, 2007 we entered into a guarantee agreement whereby we guarantee US Wireless Online, Inc.’s line of credit for factoring receivables to Rockland Credit Finance, LLC. Under the agreement, should US Wireless Online be unable to pay down its line of credit with Rockland Credit Finance, we would be required to do so. The agreement is secured by substantially all of our assets.

We believe that default is unlikely because it would require a significant number of US Wireless Online’s customers to default.

We are not aware of any other undisclosed actual or contingent liabilities.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

On December 27, 2006 we issued 30,000,000 shares of our common stock to Sutioc Enterprises, Inc. in exchange for a promissory note in the amount of $900,000. On the same date we entered into management agreements with both Sutioc Enterprises, Inc. and US Wireless Online, Inc. In order to facilitate these transactions and secure our interest in both the management contracts and the promissory note, we entered into a material contingent liability that does not appear on our consolidated balance sheet.

This contingent liability is in the form of a guarantee granted to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. On December 27, 2006 we guaranteed that US Wireless Online will repay promissory notes to Mr. Williamson in the amounts of $150,000 and $141,179. This guarantee is secured by substantially all of our assets and will only affect us in the event of a US Wireless Online default. While we believe that default is unlikely since we are now managing the daily operations of US Wireless Online, US Wireless Online has a history of losses and negative cash flow and may be forced to default. As of July 16, 2007 US Wireless Online was current on these two notes and the remaining balances were $135,000 and $78,179, respectively.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND LOSSES MAY CONTINUE IN THE FUTURE

We have generated an accumulated deficit of $4,658,963 at March 31, 2007. Inasmuch as we will continue to have operating expenses and will be required to make significant up-front expenditures in connection with the proposed development of our business, we may continue to incur losses for at least the next 12 months and until such time, if ever, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. There can be no assurance that we will be able to generate significant revenues or achieve profitable operations. It may be necessary to raise capital through issuing equity which could cause dilution and/or negatively affect the price of our common stock.

THERE IS DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING.

The report of our independent registered public accountants on our 2007 financial statements, as included in this 10-KSB, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On April 16, 2007 IElement Corporation entered into an employment agreement with its Chief Executive Officer, Ivan Zweig and into a consulting agreement with Kramerica, Inc., a consulting company to which Ivan Zweig is the sole shareholder, officer and director. The terms and content of the Agreements had previously been approved by the Board of Directors on August 29, 2006 and such approval was ratified and confirmed on April 16, 2007.

The employment agreement with Mr. Zweig provides for an annual salary of $36,000 and benefits and termination protection commensurate with Mr. Zweig’s position and responsibilities.

The consulting agreement with Kramerica provides for an annual fee of $264,000 and performance based bonuses with a maximum bonus payment of $6,000,000 for the term of the Agreement. The consulting agreement also contains termination protections.

Both Agreements terminate December 31, 2011.

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

On February 14, 2006 we settled the breach of contract litigation against Communications Plus, Inc., a California company d/b/a Global Communications, ("Global") for a total settlement amount of $27,000 payable in periodic payments beginning on February 14, 2006 and ending December 1, 2006. The balance has been paid in full.

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

On February 23, 2007, Bluemile, Inc., an Ohio corporation, filed a complaint against the Company to gain access to some IP blocks that the Company was administering on behalf of US Wirless Online, Inc. In June 2007 the suit was dropped without the need for a court appearance or settlement.

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

As of March 31, 2007, our gross accounts receivable totaled $366,712. We have set aside an allowance of $10,684 against that balance for uncollectible accounts. The net amount we expect to receive is $356,028. As a telecommunications provider, we bill for our services up front, so therefore we have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers' telephone and internet services if they do not pay their bill.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

TABLE OF CONTENTS

Consolidated Audited Financial Statements:

PAGE(S)
-------

Report of Independent Registered Public Accounting Firm ............................................................................................................................................F-1

Consolidated Balance Sheet as of March 31, 2007 .............................................................................................................................................................F-2

Consolidated Statements of Operations for the Years Ended
March 31, 2007 and 2006...F-3

Consolidated Statements of Changes in Stockholders' (Deficit)
for the Years Ended March 31, 2007 and 2006......................................................................................................................................................................F-4-5

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2007 and 2006...F-6-7

Notes to Consolidated Financial Statements F-8-F-26

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
IElement Corporation
17194 Preston Road Ste 102, PMB 341
Dallas, Texas 75248

We have audited the accompanying consolidated balance sheet of IElement Corporation (the "Company") as of March 31, 2007 and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years ended March 31, 2007 and March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IElement Corporation as of March 31, 2007 and the results of its operations and cash flows for the years ended March 31, 2007 and March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

July 16, 2007

MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
March 31, 2007

ASSETS
March 31,
2007
CURRENT ASSETS:
Cash and cash equivalents	$165,352
Accounts receivable, net	356,028
Interest receivable	18,542
Other current assets	7,930

Total current assets	547,852

Fixed assets, net of depreciation	513,918

OTHER ASSETS:
Deposits	62,227

Total other assets	62,227

TOTAL ASSETS	$1,123,997

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$511,499
Accounts payable and accrued expenses	1,029,911
Customer deposits	101,742
Receivable financing payable	313,046
Commissions payable	8,723
Deferred revenue	513,779

Total current liabilities	2,478,700

LONG-TERM LIABILITIES:
Notes payable, net of current portion	255,935

Total long-term liabilities	255,935

Total Liabilities	2,734,635

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
230,417,290 shares issued and outstanding	230,417
Additional paid-in capital	3,552,351
Additional paid-in capital- warrants	177,757
Unearned compensation expense	(12,200)
Subscription receivable	(900,000)
Accumulated deficit	(4,658,963)

Total Stockholders' (Deficit)	(1,610,638)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,123,997

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Year Ended
	March 31,	March 31,
	2007	2006

OPERATING REVENUE:
Service income	$3,776,639	$4,550,092

OPERATING EXPENSES
Cost of sales (excluding depreciation of $202,343 and $187,197
for the years ended March 31, 2007 and 2006, respectively)	2,434,570	2,838,021
General and administrative	3,011,492	2,335,195
Selling expenses	196,736	416,426
Depreciation	302,418	279,398
Interest expense	22,622	534
Receivable factoring fees	83,350	106,602

Total Operating Expenses	6,051,188	5,976,176

(LOSS) BEFORE OTHER INCOME	(2,274,549)	(1,426,084)

OTHER INCOME
Interest income	18,995	-

Total Other Income	18,995	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,255,554)	(1,426,084)

Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,255,554)	$(1,426,084)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	182,359,118	105,125,992

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

				Additional
			Additional	Paid - In		Unearned
	Common Stock		Paid - In	Capital-	Accumulated	Compensation	Subscription
	Shares	Amount	Capital	Warrants	Deficit	Expense	Receivable	Total

Balance, March 31, 2005	91,783,730	$91,783	$(1,172,836)	$-	$(977,326)	$-	$-	$(2,058,379)

Issuance of 1,500,000 shares at $0.05 per share
for services	1,500,000	1,500	73,500	-	-	-	-	75,000

Issuance of 340,000 shares at $0.025 per share
for conversion of accounts payable	340,000	340	8,160	-	-	-	-	8,500

Cancelation of 1,498,195 shares at $0.025 per share
for services rendered	(1,498,195)	(1,498)	(35,957)	-	-	-	-	(37,455)

Issuance of 300,000 shares at $0.02 per share
for services rendered	300,000	300	5,700	-	-	-	-	6,000

Issuance of 175,000 shares at $0.02 per share
for conversion of accounts payable	175,000	175	3,325	-	-	-	-	3,500

Issuance of 250,000 shares at $0.025 per share
for services rendered	250,000	250	5,250	-	-	-	-	5,500

Issuance of 2,000,000 shares at $0.04 per share
for services rendered	2,000,000	2,000	78,000	-	-	-	-	80,000

Issuance of 1,596,311 shares at $0.05 per share
for conversion of accounts payable	1,596,311	1,597	70,238	-	-	-	-	71,835

Issuance of 30,219 shares at $0.05 per share
for conversion of accounts payable	30,219	30	1,330	-	-	-	-	1,360

Issuance of 325,000 stock options at $0.01
for services to be rendered, market price $0.05	-		13,000	-	-	(13,000)	-	0

Adjust value of 4,109,637 shares by $0.005 per share	-	-	(20,548)	-	-	-	-	(20,548)

Cancellation of stock options at $0.01
for services to be rendered, market price $0.05	-	-	(800)	-	-	800	-	0

Issuance of 44,875,000 shares at $0.035 per share
for cash	44,875,000	44,875	1,525,750	-	-	-	-	1,570,625

Stock issuance costs	-	-	(216,563)	-	-	-	-	(38,806)

Issuance of warrants	-	-	(177,757)	177,757			-	(177,757)

Issuance of 250,000 shares at $0.035 per share
for services rendered	250,000	250	8,500	-	-	-	-	8,750

Issuance of 3,380,000 shares
for conversion of accounts payable	3,380,000	3,380	140,620	-	-	-	-	144,000

Issuance of 914,286 shares at $0.035 per share
for services rendered	914,286	914	31,086	-	-	-	-	32,000

Issuance of 5,870,000 shares
for services rendered	5,870,000	5,870	340,130	-	-	-	-	346,000

Issuance of 250,000 shares at $0.11 per share
for services rendered	250,000	250	27,250	-	-	-	-	27,500

Issuance of 168,680 shares at $0.11 per share
for conversion of accounts payable	168,680	169	18,385	-	-	-	-	18,555

Issuance of 4,700,000 shares at $0.05 per share
for conversion of notes payable	4,700,000	4,700	230,300	-	-	-	-	235,000

Issuance of 2,150,000 shares
for conversion of accounts payable	2,150,000	2,150	105,350	-	-	-	-	107,500

Net loss for the year ended March 31, 2006	-	-	-	-	(1,426,084)	-	-	(1,426,084)

Balance March 31, 2006	159,035,031	$159,035	$1,061,413	$177,757	$(2,403,410)	$(12,200)	$-	$(1,017,404)

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

				Additional
			Additional	Paid - In		Unearned
	Common Stock		Paid - In	Capital-	Accumulated	Compensation	Subscription
	Shares	Amount	Capital	Warrants	Deficit	Expense	Receivable	Total

Balance March 31, 2006	159,035,031	$159,035	$1,061,413	$177,757	$(2,403,410)	$(12,200)	$-	$(1,017,404)

Issuance of 297,896 shares at $0.06 per share
for conversion of accounts payable	297,896	298	17,576	-	-	-	-	17,874

Issuance of 14,518,730 shares at $0.04 per share
for services rendered	14,518,730	14,519	566,231	-	-	-	-	580,750

Employees earned 18.75% of the 17,100,000 stock options
granted on 8/29/06	-	-	133,893	-	-	-	-	133,893

Issuance of 622,000 shares at $0.04 per share
for services rendered	622,000	622	24,258	-	-	-	-	24,880

Issuance of 5,231,343 shares at $0.035 per share
for conversion of notes payable	5,231,343	5,231	177,866	-	-	-	-	183,097

Issuance of 170,000 shares at $0.03 per share
for services rendered	170,000	170	4,930	-	-	-	-	5,100

Issuance of 3,250,000 shares at $0.04 per share
for services rendered	3,250,000	3,250	126,750	-	-	-	-	130,000

Issuance of 750,000 shares at $0.028 per share
for conversion of accounts payable	750,000	750	20,250	-	-	-	-	21,000

Issuance of 600,000 shares at $0.03 per share
for services rendered	600,000	600	17,400	-	-	-	-	18,000

Issuance of 200,000 shares at $0.037 per share
for services rendered	200,000	200	7,200	-	-	-	-	7,400

Issuance of 5,000,000 shares at $0.04 per share
for services rendered	5,000,000	5,000	195,000	-	-	-	-	200,000

Issuance of 30,000,000 shares at $0.03 per share
in exchange for a subscription receivable	30,000,000	30,000	870,000	-	-	-	(900,000)	0

Employees earned 6.25% of the stock options
granted on 8/29/06 & 9/11/06	-	-	44,841	-	-	-	-	44,841

Issuance of 500,000 shares at $0.023 per share
for conversion of accounts payable	500,000	500	10,574	-	-	-	-	11,074

Issuance of 3,850,000 shares at $0.026 per share
for services rendered	3,850,000	3,850	96,250	-	-	-	-	100,100

Issuance of 1,500,000 shares at $0.025 per share
for services rendered	1,500,000	1,500	36,000	-	-	-	-	37,500

Issuane of 600,000 shares at $0.029 per share
for services rendered	600,000	600	16,800	-	-	-	-	17,400

Issuance of 1,000,000 shares at $0.021 per share
for conversion of accounts payable	1,000,000	1,000	20,000	-	-	-	-	21,000

Issuance of 1,387,500 shares at $0.01 per share
for exercise of employee stock options	1,387,500	1,388	12,488	-	-	-	-	13,876

Issuance of 1,000,000 shares at $0.025 per share
for services rendered	1,000,000	1,000	24,000	-	-	-	-	25,000

Issuance of 904,790 shares at $0.025 per share
for conversion of accounts payable	904,790	905	21,715	-	-	-	-	22,620

Employees earned 6.25 % of the stock options
granted on 8/29/06 and 9/11/06	-	-	46,916	-	-	-	-	46,916

Net loss for the year ended March 31, 2007	-	-	-	-	(2,255,554)	-	-	(2,255,554)

Balance March 31, 2007	230,417,290	$230,417	$3,552,351	$177,757	$(4,658,964)	$(12,200)	$(900,000)	$(1,610,638)

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Year Ended
	March 31,	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (2,255,554)	$ (1,426,084)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	302,418	279,398
Bad debt expense	82,643	86,800
Stock issued for services	1,167,129	522,748
Stock based employee compensation	225,650	-

Changes in assets and liabilities
(Increase) in accounts receivable	63,927	(68,753)
(Increase) in accrued interest receivable	(18,542)	-
(Increase) decrease in other current assets	(7,821)	1,671
(Increase) decrease in deposits	56,260	(59,494)
Increase (decrease) in accounts payable and accrued expenses	(103,462)	320,555
(Decrease) in liability for stock to be issued	-	(75,000)
Increase in accrued interest payable	16,038	4,872
(Decrease) in customer deposits	(34,478)	(27,892)
Increase in lines of credit payable	-	6,027
(Decrease) in receivable financing payable	(86,205)	(83,863)
(Decrease) in commissions payable	(5,641)	(161,772)
Increase (decrease) in deferred revenue	(162,980)	(138,277)

Total adjustments	1,494,936	607,020

Net cash (used in) operating activities	(760,618)	(819,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(107,164)	(99,519)

Net cash (used in) investing activities	(107,164)	(99,519)

The accompanying notes are an integral part of these consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Year Ended
	March 31,	March 31,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Payments of notes payable	$(405,200)	$(56,350)
Proceeds from notes payable	705,008	-
Common stock issued for cash	-	1,570,625
Stock issuance costs	-	(216,563)
Proceeds in exercise of stock options	13,876	-

Net cash provided by financing activities	313,684	1,297,712

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(554,098)	379,129

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	719,450	340,321

CASH AND CASH EQUIVALENTS - END OF
YEAR	$165,352	$719,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$114

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$72,568	$355,250

Common stock issued for subscription receivable	$900,000	$-

Accounts payable converted to notes payable	$-	$170,384

Notes payable converted to equity	$183,097	$235,000

Stock issued for services	$1,167,129	$522,748

Stock based compensation	$225,650	$-

The accompanying notes are an integral part of these consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

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

On November 9, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the MailKey Corporation, MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), Inc., a Nevada Corporation, IElement, Inc. ("IElement") and Ivan Zweig, pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of IElement. This transaction closed in January 2005. At the closing of the Merger, Merger Sub was merged into IElement, at which time the separate corporate existence of Merger Sub ceased and IElement now continues as the surviving company. The Share Exchange has been accounted for as a reverse merger under the purchase method of  accounting. Accordingly, IElement will be treated as the continuingentity for accounting purposes and the historical financial statements presented will be those of IElement.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------
(CONTINUED)

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------
(CONTINUED)

Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956.16, again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes are secured by substantially all the assets of IElement, as were the original Notes. The aggregate of the Kramerica notes are $120,000 and were issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. On October 6, 2006 we reached agreements with the holders of these eight Notes to extend the first payment date until April 1, 2007. We did not make any payments on the notes.

On June 19, 2007, we reached agreement with these eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes is due on April 1, 2008. These eight Note holders received a total of 5,400,000 shares of the company’s common stock on June 19, 2007 , which will be recorded as interest expense, in exchange for extension of the principle repayment terms. The total aggregate principle balance of these eight notes as of March 31, 2007 and July 6, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------
(CONTINUED)

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

On December 15, 2006, Ivan Zweig, Lance Stovall and Ken Willey were re-elected to the Board of Directors at the Company’s annual meeting. Charles Carlson also continued to serve his initial term on the Board of Directors but was not up for re-election. Mr. Carlson resigned his position on the Board of Directors in April 2007. His resignation did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
(CONTINUED)

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
(CONTINUED)

DEFERRED REVENUE
----------------

Deferred revenue consists of customers billed in advance of revenue being earned.

PROVISION FOR BAD DEBT
----------------------

Under SOP 01-6 "Accounting for Certain Entities (including Entities with Trade Receivables), the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $10,684 has been recorded at March 31, 2007.

Bad debt expense for the years ended March 31, 2007 and 2006 were $82,643 and $86,800, respectively.

ADVERTISING COSTS
-----------------

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the years ended March 31, 2007 and 2006 were $85,011 and $44,444, respectively.

INCOME TAXES
------------

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax  consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended March 31, 2007 and 2006, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
(CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates. We do not accrue expenses for unpaid vacation or post employment benefits due to employees, both because they would be difficult to estimate and because they would not be significant.

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
(CONTINUED)

(LOSS) PER SHARE OF COMMON STOCK
--------------------------------

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	Year Ended
	March	March
	31, 2007	31, 2006
	(Unaudited)	(Unaudited	)

Net (Loss)	($2,255,554)	($1,426,084)

Weighted average common shares outstanding (Basic)	182,359,118	105,125,992
Weighted average common stock equivalents	-	-
Stock options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	182,359,118	105,125,992

There were 48,285,781 and 31,723,281 warrants and options outstanding as of March 31, 2007 and 2006, respectively, but including these options and warrants would have been anti-dilutive to our loss per common share.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
(CONTINUED)

STOCK-BASED COMPENSATION
------------------------

 Effective April 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to March 31, 2006 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in other income/expenses included in the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

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

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for the period prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earning per share for the period after the adoption of SFAS No. 123(R).

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
(CONTINUED)

	Year Ended
	March 31, 2007	March 31, 2006

Net (loss), as reported	$(2,255,554)	$(1,426,084)
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	225,650	-
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(225,650)	(111,344)

Net (loss), pro forma	$(2,255,554)	$(1,537,428)

(Loss) per share:
Basic, as reported	$(0.01)	$(0.01)
Basic, pro forma	$(0.01)	$(0.01)
Diluted, as reported	$(0.01)	$(0.01)
Diluted, pro forma	$(0.01)	$(0.01)

For the purposes of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	March 31, 2007	March 31, 2006
Dividend yield	0.0%	0.0%
Expected volatility	0.62	0.62
Risk-free interest rate	5.0%	4.6%
Expected life in years	10	10

Stock-based compensation for the years ended March 31, 2007 and 2006 were $225,650 and $12,200 respectively.

On August 29, 2006, the Company issued 17,100,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 40 months. They have a fair value of $714,096 using the Black-Scholes pricing model.

On September 11, 2006, the Company issued 100,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 48 months. They have a fair value of $3,360 using the Black-Scholes pricing model.

On December 6, 2006, the Company issued 250,000 stock options to its directors. The options have an exercise price of $0.01 and vest over 12 months. They have a fair value of $6,000 using the Black-Scholes pricing model.

On January 2, 2007, the Company issued 500,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 48 months. They have a fair value of $9,200 using the Black-Scholes pricing model.

The following summarizes the stock option activity for the year ended March 31, 2007:

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
(CONTINUED)

			Weighted
		Weighted	Average
		Average Exercise	Contractual
	Shares	Price	Term (Years)

Outstanding, March 31, 2006	31,723,281	0.097
Options granted	17,950,000	0.010
Options reinstated
Options exercised	1,387,500	0.010
Options forfeited or expired	250,000	0.010

Outstanding, March 31, 2007	48,035,781	0.067	4.39

Options exercisable, March 31, 2007	34,887,188	0.081	2.87

Options available for grant at end of year	23,300,000

At the annual shareholder meeting on December 15, 2006, the shareholders approved the Company’s 2006 Employee Stock Option Plan. The plan authorizes 41,000,000 shares to be optioned and sold. All employees are covered by the plan, although some employees have not been granted options or shares under the plan. All options that have been granted under the plan through March 31, 2007 vest over the term for which they are meant as compensation. Options that have been issued to Directors vest monthly over one year. Options that have been issued to employees vest quarterly over four years. All options that have been issued under the plan have a strike price of $0.01 per share.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
(CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 3- FIXED ASSETS
------------

 Property and equipment as of March 31, 2007 was as follows:

March 31,
2007

Property and equipment	$1,579,951
Less: accumulated depreciation	(1,066,033)
Net book value	$513,918

There was $302,418 and $279,398 charged to operations for depreciation expense for the years ended March 31, 2007 and 2006, respectively.

NOTE 4- NOTES PAYABLE
-------------

The Company has 15 notes payable at March 31, 2007 in the aggregate principal and interest amount of $767,434 owed to 13 note holders. As of March 31, 2007 we were current in all obligations except for past due total payments of $85,041 on two notes. We are currently negotiating with these two note holders and no default has been declared. The following is a more detailed discussion of the 15 notes.

On January 19, 2005, IElement issued eight (8) promissory notes to Kramerica and certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. In particular, the Notes are payable to Heather Walther ($20,000), Kramerica, Inc. (aggregate of $120,000), Mary Francis Strait Trust ($55,611), Peter Walther ($30,000), Richard Zweig ($20,000), Richard Zweig IRA ($27,500) and Strait Grandchildren Trust ($103,845). Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of the Company. We did not make any payments on the Notes.

On March 25, 2006 each of the eight (8) Notes were cancelled and we issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest thereon. The first payment on each of the new convertible promissory Notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the Notes are paid in full, into share of our common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory Notes. The new convertible promissory Notes are secured by substantially all the assets of IElement as were the original Notes.

On October 6, 2006 we reached agreements with the holders of these eight Notes to extend the first payment date until April 1, 2007. We did not make any payments on the notes.

On June 19, 2007, we reached agreement with these eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes is due on April 1, 2008. These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount will be recorded as interest expense. The total aggregate principle balance of these eight notes as of March 31, 2007 and July 6, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share.

In addition to these notes, the Company also has one more promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of March 31, 2007 the accrued interest on this note was $813. This note is secured by substantially all of the Company’s assets. The maturity date of this note was also extended to April 1, 2008 by agreement on June 19, 2007. It is due in full on April 1, 2008 and will continue to accrue interest at an annual rate of ten percent until paid in full.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 4- NOTES PAYABLE
------------
(CONTINUED)

On August 8, 2005, IElement issued four promissory notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006. IElement did not any payments on these notes.

On March 25, 2006 each of the four notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $183,097, again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender had the right to convert all or a portion of the outstanding balance, at any time until the notes were paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory notes. These four notes were each converted to common stock at a price of $0.035 per share on November 13, 2006.

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of July 16, 2007 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of March 31, 2007 was $108,268.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bears a ten percent interest rate and matured on December 19, 2006, but as of July 7, 2007 we had not made a payment. We intend to renegotiate the terms of this note. The current principle and interest balance on this note as of March 31, 2007 was $22,589.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bears a ten percent interest rate and matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of March 31, 2007 was $26,272.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bears a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of March 31, 2007 was $63,452. We intend to renegotiate the terms of this note.

We issued five new notes during the three months ended December 31, 2006, to Tim Dean-Smith in the amount of $116,000 on October 3, 2006, to Kramerica in the amount of $17,000 on November 8, 2006, to Barry Brault in the amount of $120,000 on November 14, 2006, to Stonegate Ventures, Inc. in the amount of $52,000 on November 29, 2006, and to Yock Investments, Inc. in the amount of $52,000 on November 29, 2006. All five of these notes accrued interest at a rate of ten percent annually and matured six months from the date they were issued.

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 4- NOTES PAYABLE
------------
(CONTINUED)

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. The current principle and interest balance on this note as of March 31, 2007 was $110,452. This note is secured by substantially all of our assets. We intend to renegotiate the terms of this note.

The $17,000 promissory note payable to Kramerica that was issued on November 8, 2006 was repaid in full as of March 31, 2007. The $8,200 note payable to Kramerica that was issued on August 21, 2006 was repaid in full in October 2006.

Although the financial statements included in this Report show the current portion of notes payable as of March 31, 2007 at $511,499, that total does not take into account the subsequent extension of the repayment terms made on the 9 notes held by Kramerica, Ivan Zweig and members of Mr. Zweig’s immediate family. As of July 6, 2007, the total debt servicing requirements on the 15 outstanding promissory notes over the twelve months ending March 31, 2008 is approximately $360,033.

The notes payable balances at March 31, 2007 were as follows, inclusive of accrued interest:

MARCH 31,
2007
-----------
Total notes payable                          $ 767,434
Less: current maturities                       511,499
-----------

Long-term notes payable                 $ 255,935
============

The amount of principal maturities of the notes payable for the next four years ending March 31 and in the aggregate is as follows:

2008                                                      $511,499
2009                                                      $130,283
2010                                                      $125,652
2011                                                      $0
                                                            -----------------
                                                              $767,434
=================

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

NOTE 5- OPERATING LEASES
----------------

 The Company leases office space under a lease commencing in June of 2005. The lease is payable on a month-to-month basis. Monthly payments under the current lease are $3,284.

Rental payments charged to expense for the years ended March 31, 2007 and 2006 were $37,346 and $41,872, respectively.

NOTE 6- STOCKHOLDERS' (DEFICIT)
------------------------------

COMMON STOCK
------------
As of March 31, 2007, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001 and 230,417,290 shares issued and outstanding.

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

THE FOLLOWING DETAILS THE STOCK TRANSACTIONS FOR THE YEAR ENDED MARCH 31,2007:

The Company issued 2,702,686 shares of common stock to retire accounts payable with a fair value of $72,568.

The Company issued 32,060,730 shares of common stock as payment for services rendered with a fair value of $1,167,129.

The Company issued 5,231,343 shares of common stock to convert notes payable with a fair value of $183,097.

The Company issued 30,000,000 shares of common stock in exchange for a note receivable, which is recorded as a stock subscription receivable of $900,000. Interest on the note receivable is earned at 8% per annum.

The Company issued 1,387,500 shares of common stock upon exercise of stock options for cash of $13,876.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006
NOTE 6- STOCKHOLDERS' (DEFICIT)
------------------------------
(CONTINUED)

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
At March 31, 2007 and 2006, deferred tax assets consist of the following:

March 31, 2007       March 31, 2006
Net deferred tax assets                         $1,397,689              $721,023
Less: valuation allowance                    (1,397,689)             (721,023)
                                                                 $     -0-                    $     -0-

At March 31, 2007, the Company had deficits accumulated in the approximate amount of $4,658,963 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- GOING CONCERN
-------------

As shown in the accompanying consolidated financial statements, the Company has sustained net operating losses for the years ended March 31, 2007 and 2006. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 9- CONTINGENT GUARANTEES
------------------------
The Company guaranteed two debts that do not appear on these consolidated financial statements.

First, to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. This guarantee is secured by substantially all of the Company’s assets and as of March 31, 2007 the balance on these two notes was $150,000 and $111,179, respectively.

Second, to Rockland Credit Finance, LLC in an amount equal to the line of credit for receivable factoring owed by US Wireless Online. This guarantee is secured by substantially all of the Company’s assets and as of March 31, 2007 the balance on this line of credit was $207,038.

COMMITMENTS AND CONTINGENCIES
------------------------
The Company entered into a consulting agreement with Kramerica, Inc. that provides for an annual fee of $264,000 and performance based bonuses with a maximum bonus payment of $6,000,000.

The Company entered into an employment agreement with Ivan Zweig that provides for an annual salary of $36,000.

NOTE 10- SUBSEQUENT EVENTS
------------------------

On June 19, 2007, we reached agreement with eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes is due on April 1, 2008. These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007, which will be recorded as interest expense, in exchange for extension of the principle repayment terms. The total aggregate principle balance of these eight notes as of March 31, 2007 and July 6, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share.

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

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. They have concluded that, as of March 31, 2007 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2007 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The following table sets forth information as of July 7, 2007 regarding the members of our board of directors and our executive officers. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position	Since

Ivan Zweig	34	CEO and Chairman	January 2005
		Interim CFO	August 2005

Lance K Stovall	38	Director	March 2006
		COO	January 2007

Alex Ponnath	39	Chief Technology Officer (1)	January 2005

(1) Although Mr. Ponnath is referred to as Chief Technology Officer, he is an independent contractor and not an employee of IElement.

IVAN ZWEIG (age 34). Mr. Zweig has been our Chairman and Chief Executive Officer since January 2005, and has been interim Chief Financial Officer since August 2005. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. From February 1998 until March 1999 Mr. Zweig was the Western Region Dedicated Sales Manager of NET-tel Communications. He was responsible for Internet sales for 52 reps in the Western Region. Previously he employed by MidCom Communications, where he was a Sales Manager after being an Account Executive for a short time. Despite his association with ICCC Mr. Zweig devotes a minimum of forty hours per week to IElement.

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

Additionally, Ivan Zweig, our current Chairman of the Board and Chief Executive Officer of, has accepted our appointment as the Chief Financial Officer until such time as a new Chief Financial Officer is appointed. Mr. Zweig was up for re-election as a director at our annual meeting of the shareholders on December 15, 2006 and was re-elected by the shareholders.

LANCE K. STOVALL (age 38). Mr. Stovall attended Texas Christian University from 1987 to 1991 where he earned a B.S. in Neuroscience. From September 2005 to the present Mr. Stovall has been the President of Lone Star Valet in Dallas, Texas. From October 2003 through September 2005, Mr. Stovall was Vice President of Business Development of IElement. Mr. Stovall left his employ with IElement for personal reasons and not as a result of any disagreement with the Company. From October 1999 through September 2003, Mr. Stovall worked for and was a co-founder of Zone Communications in Los Angeles, California. In 1998 and 1999 Mr. Stovall was Director of Operations of Lone Star Valet in Dallas, Texas. From 1993 to 1998 Mr. Stovall was founder and Vice President of Operations for Excel Student Services in Arlington, Texas.

Mr. Stovall entered into a Directors Agreement with IElement whereby he agreed to maintain the confidentiality of our trade secrets and proprietary information and to refrain from soliciting our employees or customers for a period of two years following the term of the Director's Agreement. We agreed to hold Mr. Stovall harmless and indemnify him in his position as a Director, where he has acted in good faith in the performance of his duties. Finally we agreed to compensate Mr. Stovall with 250,000 stock options exercisable at $.01 per share and vesting 62,500 each on June 4, 2006, September 4, 2006, December 4,
2006 and March 4, 2007. Mr. Stovall was up for re-election as a director at our annual meeting of the shareholders on December 15, 2006 and was re-elected by the shareholders. Mr. Stovall was appointed Chief Operating Officer by the Board of Directors on January 4, 2007 but has not received any additional compensation for this role.

ALEX PONNATH (age 39). Mr. Ponnath attended the University of Munich in Munich, Germany where he earned a degree in Communications, then moved to the United States in 1993. In 1990 Mr. Ponnath was a founding partner of Outdoor Advertising and Sports Marketing Firm, which later he sold to Germany's largest outdoor advertiser. He moved to the United States in 1993. From 1996 through 1999 he worked for the Los Angeles based interconnect firm Nextcom and assumed the roll of Senior Network Engineer. From 1999 through 2000 Mr. Ponnath was a shareholder and Chief Technology Officer for NKOB Networks, a Los Angeles ISP. Mr. Ponnath has worked for ICCC, a related party of IElement as Chief Technology Officer since February 2000, and then IElement, as Chief Technology Officer since January 2005. Mr. Ponnath is an independent contractor.

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

In April 2007, we accepted the resignation of Charles Carlson from his position as a director. Mr. Carlson had been appointed to serve as a director pending acquisition of his company, Comware. IElement signed a letter of intent to acquire Comware on January 8, 2007 but the two companies were unable to complete a definitive agreement, resulting in Mr. Carlson’s resignation from IElement’s Board of Directors. Mr. Carlson forfeited all compensation received while serving as a director.

On June 27, 2007 Ken Willey resigned from the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the three years ended March 31, 2007 and 2006 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
--------------------------

		Annual Compensation		Long Term Compensation Awards

	Year				Securities
	Ended			Restricted	Underlying	All
				Stock	Options/	Other
Name and Principal Position	31-Mar	Salary $	Bonus $	Awards	Warrants	Compensation

Ivan Zweig*	2007	300,000	15,000	0	6,000,000	0
CEO	2006	300,000	0	0	0	0

Alex Ponnath**	2007	132,000	5,500	0	2,200,000	0
CTO	2006	132,000	0	0	0	0

* Includes payments made to Kramerica Capital Corporation. Does not include payments that may become due under Mr. Zweig’s employment agreement or Kramerica’s consulting agreement, both of which were filed with Form 8-K on April 20, 2007.
** All payments were made to Mr. Ponnath's corporate entity Obelix, Inc.

OPTION GRANTS DURING 2007
-------------------------

		Percent of Total
		Options Granted to	Exercise or
	Number of Securities	Employees In	Base Price	Expiration
Name	Underlying Options	Fiscal Year	($ per share)	Date
Ivan Zweig	6,000,000	33.43%	0.01	8/29/2016
Alex Ponnath	2,200,000	12.26%	0.01	8/29/2016
Brett Jensen	2,000,000	11.14%	0.01	8/29/2016
Lance Stovall	2,000,000	11.14%	0.01	8/29/2016
Heather Walther	1,250,000	6.96%	0.01	8/29/2016
Albert Marerro	1,000,000	5.57%	0.01	8/29/2016
Debra Chase	1,000,000	5.57%	0.01	8/29/2016
Peter Walther	1,000,000	5.57%	0.01	8/29/2016
Alex Nelson	500,000	2.79%	0.01	8/29/2016
Shane Yarbrough	250,000	1.39%	0.01	8/29/2016
Charles Carlson	250,000	1.39%	0.01	Forfeited
Frank Turner	100,000	0.56%	0.01	8/29/2016
Eric Mason	100,000	0.56%	0.01	8/29/2016
Anthony Miller	100,000	0.56%	0.01	8/29/2016
David Biggerstaff	100,000	0.56%	0.01	8/29/2016
Richard Nicholson	100,000	0.56%	0.01	8/29/2016
Totals	17,950,000	100.00%

EMPLOYMENT CONTRACTS

On January 18, 2005 we entered into an Employment Agreement with Mr. Zweig in the form of a Binding Letter of Intent. Pursuant to the Agreement Mr. Zweig is the Chief Executive Officer of the Company. The terms of the agreement were as follows. Mr. Zweig's base salary in the amount of $25,000.00 per month is to be paid to Kramerica Capital Corporation, a company for which Mr. Zweig is the sole shareholder, officer and director. Mr. Zweig received benefits offered to other employees of the Company and was to receive four weeks of vacation per year. Mr. Zweig's reasonable expenses are to be reimbursed. Upon termination without cause, all Notes due and owing to Mr. Zweig or his entities were to be paid in full, all outstanding options were to accelerate and fully vest and be paid in full, all earned performance bonuses must be paid in full, and all accrued vacation pay and other outstanding benefits were to be paid in full. If Mr. Zweig is terminated for cause, all Notes and other obligations are to be paid within 60 days. In addition, the Agreement provided for bonus payments following the end of the 12th month as follows: for months 13 through 24, a $1,000,000 bonus calculated on the closing average revenue number and EDITDA for months 22 through 24 which revenue number must be $1,250,000 ($15,000,000 annualized) per month and EBITDA of 15%; for months 25-36 a $2,000,000 bonus if actual revenue during months 25-36 reaches $22,500,000 and EBITDA of 18%; and for months 37-48 a $3,000,000 bonus if actual revenue during months 37-48 reaches $30,000,000 and EBITDA of 21%. Bonuses were payable in promissory notes. The term of the Agreement was 48 months, provided however, that the Agreement may be immediately terminated if the Notes due to Mr. Zweig are declared in default. Clause 10 to the employment contract inadvertently stated "intentionally omitted" rather than "reserved for future use".

On April 20, 2007 this Agreement was amended by two separate agreements, one employment agreement for Ivan Zweig and one consulting agreement for Kramerica. The combined compensation of the two new Agreements are substantially the same as the January 18, 2005 agreement except that the performance bonuses were no longer tied to a time schedule, $1,000,000 will now be awarded to Kramerica if the Company reaches $12,000,000 in annual revenue, $2,000,000 will be awarded if the Company reaches $22,000,000 in annual revenue and $3,000,000 will be awarded if the Company reaches $30,000,000 in annual revenue. The new bonuses are also cumulative, so a total of $6,000,000 will be due if the $30,000,000 revenue mark is reached.

We do not have an employment contract with any other executive officer. We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

(h) The company has made no Long Term Compensation payouts (LTIP or other).

DIRECTOR COMPENSATION

We agreed to compensate Mr. Stovall with 250,000 stock options exercisable at $0.01 per share and vesting 62,500 each on June 4, 2006, September 4, 2006, December 4, 2006 and March 4, 2007.

We agreed to compensate Mr. Willey with 250,000 stock options exercisable at $.01 per share and vesting 62,500 each on June 4, 2006, September 4, 2006, December 4, 2006 and March 4, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 6, 2007, the number of outstanding common shares of Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Owner	Common Shares (1)	Percentage
Ivan Zweig (2)	28,788,326	11.54%
Lance Stovall (3)	1,193,776	0.48%
Ken Willey (4)	250,000	0.10%
Alex Ponnath (5)	4,063,374	1.63%
Gerd Weger (6)	15,000,000	6.01%
Officers and directors as a
group (4 persons)	34,295,476	13.75%

(1) Includes common shares underlying warrants and vested options and warrants and options which shall become exercisable or vest within 60 days from the date of this prospectus.

(2) An officer and director. Comprised of 4,585,000 shares of common stock owned by Mr. Zweig individually; 18,685,966 shares of common stock owned by Kramerica Capital Corporation, an entity in which Mr. Zweig is the sole shareholder, officer and director; 4,298,610 shares of common stock owned by Mr. Zweig's spouse, 750,000 vested options to purchase common stock owned by Mr. Zweig individually and 468,750 vested options to purchase common stock owned by Mr. Zweig’s spouse.

(3) Director. Comprised of 193,776 shares of common stock and 250,000 vested options to purchase common stock.

(4) Director. Comprised of 250,000 vested options to purchase common stock.

(5) Officer. Comprised of 2,229,374 shares of common stock owned by Obelix, Inc., 1,009,000 shares of common stock owned by Mr. Ponnath’s spouse and 825,000 vested options to purchase common stock.

(6) A beneficial owner of more than 5% of outstanding common shares.

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

Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica Capital Corporation, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide voice and data carrier specializing in high speed Internet access and secure data transaction. ICCC provides IElement with resold telecom services and IElement pays ICCC approximately $81,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. ICCC's plan of reorganization was approved by the Bankruptcy Court on April 26, 2006.

On January 19, 2005, IElement issued eight (8) promissory notes to Kramerica and certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. In particular, the Notes are payable to Heather Walther ($20,000), Kramerica, Inc. (aggregate of $120,000), Mary Francis Strait Trust ($55,611), Peter Walther ($30,000), Richard Zweig ($20,000), Richard Zweig IRA ($27,500) and Strait Grandchildren Trust ($103,845). Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of the Company. We did not make any payments on the Notes.

On March 25, 2006 each of the eight (8) Notes were cancelled and we issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest thereon. The first payment on each of the new convertible promissory Notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the Notes are paid in full, into share of our common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory Notes. The new convertible promissory Notes are secured by substantially all the assets of IElement as were the original Notes.

On October 6, 2006 we reached agreements with the holders of these eight Notes to extend the first payment date until April 1, 2007. We did not make any payments on the notes.

On June 19, 2007, we reached agreement with these eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes is due on April 1, 2008. These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 which will be recorded as interest expense, exchange for extension of the principle repayment terms. This amount will be recorded as interest expense. The total aggregate principle balance of these eight notes as of March 31, 2007 and July 6, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share.

In addition to these notes, the Company also has one more promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of March 31, 2007 the accrued interest on this note was $813. This note is secured by substantially all of the Company’s assets. The maturity date of this note was also extended to April 1, 2008 by agreement on June 19, 2007. It is due in full on April 1, 2008 and will continue to accrue interest at an annual rate of ten percent until paid in full.

A $17,000 promissory note payable to Kramerica that was issued on November 8, 2006 and was repaid in full on March 31, 2007. An $8,200 note payable to Kramerica that was issued on August 21, 2006 and was repaid in full in October 2006.

ITEM 13. EXHIBITS

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of March 31,2007 are filed as part of this report.

(1) Financial statements of the IElement . and
subsidiaries.

(2) Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

8-K filed July 19, 2006 reporting non-reliance on previously issued financial statements;

8-K filed October 17, 2006 filing press release under Regulation FD.

8-K filed December 8, 2006 reporting and filing restated By-Laws.

8-K filed January 4, 2007 reporting contract with Sutioc Services and off balance sheet arrangement.

8-K filed January 29, 2007 reporting an off balance sheet arrangement.

8-K filed April 20, 2007 reporting and filing Ivan Zweig and Kramerica employment and consulting agreements

8-K filed July 3, 2007 reporting resignation of Board member.

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

3(ii) Restated By-Laws of IElement*

10.1 Employment Agreement with Ivan Zweig dated April 20, 2007****

10.2 Form of Warrant*

10.3 Form of Amended and Restated Convertible Secured Promissory Notes dated
March 25, 2006*

10.4 Integrated Communications Consultants Corporation Master Services

Agreement by and between Integrated Communications Consultants
Corporation and IElement, Inc. dated April 30, 2003. *

10.5 Lease Agreement between IElement, Inc. and 13714 Gamma, Ltd dated June
9, 2005. *

10.6 Form of Vista Capital warrant*

10.7 Consulting Agreement with Kramerica, Inc. ****

21.0 List of Subsidiaries**

31.1 Certification pursuant to Sarbanes-Oxley Sec. 302

32.1 Certification pursuant to 18 U.S.C. Sect. 1350

* Previously filed with Amendment No. 2 to Registration Statement on Form SB-2 filed on June 6, 2006.

** Previously filed with Amendment No. 3 to Registration Statement on Form SB-2 filed on July 18, 2006.

*** Previously filed with Form 8-K on December 8, 2006.

**** Previously filed with Form 8-K on April 20, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The Company was billed $42,000 for the fiscal year ended March 31, 2007 and $47,750 for the fiscal year ended March 31, 2006 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were $0 in audit related fees for the fiscal year ended March 31, 2007 and $12,000 in audit related fees for the fiscal year ended March 31, 2006. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

Tax fees were $0 for the fiscal year ended March 31, 2007 and $700 for the fiscal year ended March 31, 2006.

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

Date: July 16, 2007

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