Form 10QSB
period 2007-06-30
IElement CORP
filed 2007-08-20
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007
--------------------------------------------------------------------

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

There were 287,937,220 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on August 20, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

IELEMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

PART I
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

TABLE OF CONTENTS

Condensed Consolidated Financial Statements:
PAGE(S)

Condensed Consolidated Balance Sheet as of June 30, 2007                                                             1

Condensed Consolidated Statements of Operations for the
  Three Months Ended June 30, 2007 and 2006                                                                                     2

Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended June 30, 2007 and 2006                                                                                    3-4

Notes to Condensed Consolidated Financial Statements (Unaudited)                                           5-13

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
June 30, 2007

ASSETS
June 30,
2007
CURRENT ASSETS:
Cash and cash equivalents	$76,221
Accounts receivable, net	389,824
Notes receivable	50,000
Interest receivable	37,726
Other current assets	26,936

Total current assets	580,707

Fixed assets, net of depreciation	490,111

OTHER ASSETS:
Deposits	58,702

Total other assets	58,702

TOTAL ASSETS	$1,129,520

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$626,972
Accounts payable and accrued expenses	854,400
Customer deposits	93,317
Receivable financing payable	298,675
Commissions payable	9,696
Deferred revenue	505,540

Total current liabilities	2,388,600

LONG-TERM LIABILITIES:
Notes payable, net of current portion	350,174

Total long-term liabilities	350,174

Total Liabilities	2,738,774

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
278,912,220 shares issued and outstanding	278,912
Additional paid-in capital	4,107,861
Additional paid-in capital- warrants	177,757
Subscription receivable	(900,000)
Accumulated deficit	(5,273,784)

Total Stockholders' (Deficit)	(1,609,254)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,129,520

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended
	June 30,	June 30,
	2007	2006

OPERATING REVENUE:
Service income	$989,634	$1,023,204

OPERATING EXPENSES
Cost of sales (excluding depreciation of $52,902 and $49,613
for the three months ended June 30, 2007 and 2006, respectively)	643,368	667,622
General and administrative	783,213	467,468
Selling expenses	25,225	39,789
Depreciation	78,958	74,049
Receivable factoring fees	19,848	22,380

Total Operating Expenses	1,550,612	1,271,308

(LOSS) BEFORE OTHER INCOME	(560,978)	(248,104)

OTHER INCOME (EXPENSE)
Interest income	19,673	-
Interest expense	(73,517)	(475)

Total Other (Expense)	(53,844)	(475.00)

LOSS BEFORE PROVISION FOR INCOME TAXES	(614,822)	(248,579)

Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(614,822)	$(248,579)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	235,689,539	159,035,031

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(614,822)	$(248,579)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	78,958	74,049
Bad debt expense	7,993	40,693
Stock issued for services	451,500	-
Stock based employee compensation	62,156	-
Interest paid in stock	59,400	-

Changes in assets and liabilities
(Increase) in accounts receivable	(41,789)	(33,106)
(Increase) in notes receivable	(50,000)	-
(Increase) in accrued interest receivable	(19,184)	-
(Increase) in other current assets	(19,006)	-
(Increase) decrease in deposits	3,525	(132,530)
(Decrease) in accounts payable and accrued expenses	(132,361)	(130,582)
Increase in accrued interest payable	9,712	-
(Decrease) in customer deposits	(8,425)	(13,370)
(Decrease) in receivable financing payable	(14,371)	(71,373)
Increase (decrease) in commissions payable	973	(8,100)
(Decrease) in deferred revenue	(8,239)	(59,498)

Total adjustments	380,842	(333,817)

Net cash (used in) operating activities	(233,980)	(582,396)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(55,151)	(24,243)

Net cash (used in) investing activities	(55,151)	(24,243)

The accompanying notes are an integral part of these consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended
	June 30,	June 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Payments of notes payable	$-	$(10,000)
Proceeds from notes payable	200,000	120,000

Net cash provided by financing activities	200,000	110,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(89,131)	(496,639)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	165,352	719,450

CASH AND CASH EQUIVALENTS - END OF
PERIOD	$76,221	$222,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$3,000	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$30,949	$-

Stock issued for services	$451,500	$-

Stock issued for payment of interest	$59,400	$-

Stock issued for exercise of options	$15,000	$-

Stock based compensation	$47,156	$-

The accompanying notes are an integral part of these consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements included herein have been prepared by IElement Corporation and Subsidiary (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2007 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Effective January 24, 2005, Mr. Zweig was also appointed to the Board of Directors of MailKey. Ivan Zweig has served as the Chief Executive Officer of IElement since March 2003. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. ICCC provides IElement with resold telecom services and IElement pays ICCC approximately $100,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956., again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes were secured by substantially all the assets of IElement, as were the original Notes. The aggregate of the Kramerica notes is $120,000 and was issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. On October 2, 2006, all eight holders of the promissory notes to Mr. Zweig’s immediate family extended the payment terms so that the first of the 36 monthly payments is now due on April 1, 2007 and the last is due on March 1, 2010. No payments have been made on any of the notes and no interest is currently accruing.

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

On December 15, 2006, Ivan Zweig, Lance Stovall and Ken Willey were re-elected to the Board of Directors at the Company’s annual meeting. Charles Carlson also continued to serve on the Board of Directors until the next annual meeting but was not up for re-election at this time.

On June 27, 2007 Ken Willey resigned from his position on the Board of Directors. His resignation did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.

On August 7, 2007 the Board of Directors unanimously appointed Art Eckert to the Board of Directors until the next annual meeting.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

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

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $10,684 and $12,165 has been recorded at June 30, 2007 and 2006, respectively.

Bad debt expense for the three months ended June 30, 2007 and 2006 was $7,993 and $40,693, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the three months ended June 30, 2007 and 2006 were $0 and $3,200, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended June 30, 2007 or 2006.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	June	June
	30, 2007	30, 2006
	(Unaudited)	(Unaudited)

Net (Loss)	($614,822)	($248,579)

Weighted average common shares outstanding (Basic)	235,689,539	159,035,031
Weighted average common stock equivalents	-	-
Stock options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	235,689,539	159,035,031

A total of 200,000 options were issued during the three months ended June 30, 2007. A total of 46,710,781 options and warrants were outstanding as of June 30, 2007. Including the options and warrants outstanding for the three months ended June 30, 2007 and 2006 would have been anti-dilutive.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

Stock-based compensation for the three months ended June 30, 2007 and 2006 was $47,156 and $0, respectively.

On April 1, 2007, the Company issued 200,000 stock options to its employees. The options have an exercise price of $0.01 and vest over 48 months. They have a fair value of $1,920 using the Black-Scholes pricing model.

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 3- FIXED ASSETS

Property and equipment as of June 30, 2007 was as follows:

June 30,
2007

Property and equipment	$1,635,102
Less: accumulated depreciation	(1,144,991)
Net book value	$490,111

There was $78,958 and $74,049 charged to operations for depreciation expense for the three months ended June 30, 2007 and 2006, respectively.

NOTE 4- NOTES PAYABLE

The Company has 16 notes payable at June 30, 2007 in the aggregate principal and interest amount of $977,146 owed to 13 note holders. As of June 30, 2007 we were current in all obligations except for past due total payments of $87,036 on two notes. We are currently negotiating with these two note holders and no default has been declared. The following is a more detailed discussion of the 16 notes.

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

These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 to compensate them for foregone interest. This amount was recorded as interest expense. The total aggregate principle balance of these eight notes as of June 30, 2007 and August 20, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share. As of August 20, 2007 these notes were in default status.

In addition to these notes, the Company also has one more promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of June 30, 2007 the accrued interest on this note was $1,436. This note is secured by substantially all of the Company’s assets. As of August 20, 2007 this note was in default status.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of August 17, 2007 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 4- NOTES PAYABLE (CONTINUED)

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of June 30, 2007 was $110,761.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bears a ten percent interest rate and matured on December 19, 2006, but as of August 17, 2007 we had not made a payment. We intend to renegotiate the terms of this note. The current principle and interest balance on this note as of June 30, 2007 was $22,088.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bears a ten percent interest rate and matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of June 30, 2007 was $26,891.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bears a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of June 30, 2007 was $64,948. We intend to renegotiate the terms of this note.

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 1,000,000 shares of our common stock. The current principle and interest balance on this note as of June 30, 2007 was $113,195. This note is secured by substantially all of our assets.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000. The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate. As of August 17, 2007 we have made two payments on the note payable. The current principle and interest balance on this note as of June 30, 2007 was $201,241.

During July of 2007 we issued 10 notes payable to various entities in the aggregate amount of $170,000. All 10 of these notes bear a ten percent interest rate and are convertible into shares of our common stock at a rate of $0.01 per share.

The notes payable balances at June 30, 2007 were as follows:

	June 30,
	2007

Total notes payable	$977,146
Less: current maturities	626,972

Long-term notes payable	$305,174

The amount of principal maturities of
the notes payable for the next four
years ending June 30 and in the
aggregate is as follows:
	2008	$626,972
	2009	130,283
	2010	125,652
	2011	94,239
		$977,146

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 5- OPERATING LEASES

The Company leases office space under a lease commencing in June of 2005. The lease is payable on a month-to-month basis. Monthly payments under the current lease are $3,284.

Rental payments charged to expense for the three months ended June 30, 2007 and 2006 were $9,852 and $9,852, respectively.

NOTE 6- STOCKHOLDERS’ (DEFICIT)

Common Stock

As of June 30, 2007, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001 and 278,912,220 shares issued and outstanding.

The following details the stock transactions for the three months ended June 30, 2007:

The Company issued 3,094,930 shares of common stock to retire accounts payable in the amount of $30,949.

The Company issued 38,500,000 shares of common stock for services rendered valued at $451,500.

The Company issued 5,400,000 shares of common stock as interest on notes payable. Those shares were valued at $59,400 and recorded as interest expense.

The Company issued 1,500,000 shares of common stock upon the exercise of employee stock options.

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

At June 30, 2007, deferred tax assets consist of the following:
Net deferred tax assets	$1,578,475
Less: valuation allowance	(1,578,475)
$ -0-

At June 30, 2007, the Company had deficits accumulated in the approximate amount of $5,261,584, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE 8- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the three months ended June 30, 2007 and 2006. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.

Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating, cash flow positive company. On August 7, 2007 the Company signed a letter of intent to acquire an operating, cash flow positive company.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 9- SUBSEQUENT EVENTS

On August 7, 2007 the Company entered into a letter of intent with Micro Data Systems, Inc whereby IElement Corporation may acquire Micro Data Systems in a merger transaction. Although the letter of intent is largely non-binding, some of the provisions are binding upon the parties.

The binding provisions include (1) a requirement that each party provide the other with access to information to complete due diligence; (2) an exclusivity provision whereby IElement will not enter into or negotiate another merger transaction with any other party through August 30, 2007; (3) a liquidated damage provision in the event that IElement breaches the exclusivity agreement. The liquidated damages include 20,000,000 shares of common stock and either expense reimbursement or $50,000 cash; (4) a requirement that IElement conduct its business in the ordinary course pending completion of the due diligence and definitive agreements; (5) an agreement that each party bear their own expenses in relation to the letter of intent and proposed transaction; and (6) a requirement that due diligence and other information provided to each Company in connection with the proposed transaction remain confidential.

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

We have issued millions of shares of our common stock in this and other recent periods to consultants who are helping us identify and complete the acquisition of operating, cash flow positive companies. These issuances of stock have been classified as general and administrative operating expenses and valued at the market price of our stock on the date issued, which has generally been upon the signing of each consulting agreement. For the three months ended June 30, 2007, this consulting expense paid in stock was $451,500. While we believe that we will not need to incur significant consulting expenses such as these in the near future, mainly because most or all of these consultants have signed one-year agreements, there is a chance that additional consulting expenses will be incurred.

On August 7, 2007 the Company entered into a letter of intent with Micro Data Systems, Inc whereby IElement Corporation may acquire Micro Data Systems in a merger transaction. Although the letter of intent is largely non-binding, some of the provisions are binding upon the parties.

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

RESULTS OF OPERATIONS

REVENUES

Revenues were $989,634 for the three months ended June 30, 2007 as compared to $1,023,204 for the three months ended June 30, 2006. The decrease was due to customer attrition resulting from the fact that we did not employ a dedicated sales force. We plan to hire a dedicated sales force this year.

COST OF REVENUES

Cost of revenues excluding depreciation was $643,368 for the three months ended June 30, 2007 as compared to $667,622 for the three months ended June 30, 2006. Depreciation applicable to cost of revenues was $52,902 for the three months ended June 30, 2007 and $49,613 for the three months ended June 30, 2006. The lower cost of revenues for the three months ended June 30, 2007 was attributable to the fact that we had less revenue to support.

OPERATING EXPENSES

Operating expenses including cost of revenues for the three months ended June 30, 2007 were $1,550,612 as compared to $1,271,783 for the three months ended June 30, 2006.

The increase from the year earlier period was due to significant consulting expenses related to possible business acquisitions.

(LOSS) FROM OPERATIONS

Loss from operations for the three months ended June 30, 2007 was $614,822 as compared to $248,579 for the three months ended June 30, 2006.

The increased loss from the year earlier periods was due to lower revenues resulting from the fact that we did not employ a dedicated sales force as well as significant consulting expenses related to possible business acquisitions. We intend to hire a dedicated sales force this year and do not anticipate any significant consulting expenses.

Our net income on an adjusted EBITDA basis for the three months ended June 30, 2007 was $56,157. Our management uses adjusted EBITDA as a financial measure to compare our gain or loss from operations to other small businesses in the telecommunications industry, most of which are not required to publicly report their financial results and are thus less likely to have GAAP numbers available for comparison. The calculation and disclosure of adjusted EBITDA affords both our management and that of other companies a measure to more accurately compare our financial results with those of non-public reporting companies within our industry. Adjusted EBITDA, as used in this section, excludes interest, income taxes (of which there were none), depreciation and non-cash items (services performed for stock and stock-based employee compensation in the form of stock options) from our net loss from operations and is meant only to supplement the financials in this periodic report that have been prepared using GAAP. Our presentation of adjusted EBITDA should in no way be considered more important, accurate or be displayed more prominently than our loss from operations. In reconciling adjusted EBITDA to our loss from operations, we provide the following table:

Adjusted EBITDA
	Stock Issued for Services	$56,157
	Stock-based Employee Compensation (Options)	-451,500
	Interest Expense	-47,156
	Receivable Factoring Fees (Interest Expense)	-73,517
	Depreciation	-19,848
	Gain (Loss) from Operations	-78,958
		($614,822)

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2007 was $73,517, or $93,365 including factoring fees, as compared to $475, or $22,855 including factoring fees, for the three months ended June 30, 2006.

The increase in interest expense including factor fees for the three months ended June 30, 2007 from the three months ended June 30, 2006 were due to our increased dependence on debt financing.

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

NET (LOSS) APPLICABLE TO COMMON STOCK

Net (loss) applicable to common stock for the three months ended June 30, 2007 was $614,822 as compared to $248,579 for the three months ended June 30, 2006. Net loss per common share was $0.00 for the three months ended June 30, 2007 and $0.00 for the three months ended June 30, 2006.

The net loss for both periods can be attributed to the fact that we have not employed a dedicated sales force and therefore have not been able to generate enough new revenue to cover our costs, which are largely fixed. We intend to hire a dedicated sales force this year. Additionally, for the three months ended June 30, 2007 we had significant consulting expenses related to possible business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of June 30, 2007 we had a cash balance of $76,221.

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

As of June 30, 2007, our gross accounts receivable totaled $400,508. We have set aside an allowance of $10,684 against that balance for uncollectible accounts. The net amount we expect to collect is $389,824. As a telecommunications provider, we bill for our services up front and therefore have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers’ telephone and internet services if they do not pay their bills.

As of June 30, 2007 we had total notes payable outstanding in the aggregate principal amount of $951,395 owed to 16 note holders. Accrued interest on those notes totaled $25,751. As of June 30, 2007 we were current in our obligations to repay 14 of the 16 notes and late, but not in default, on the remaining two.

Only the seven notes issued in or subsequent to June 2006 are interest bearing. The following is a more detailed discussion of the notes.

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

These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 to compensate them for foregone interest. This amount was recorded as interest expense. The total aggregate principle balance of these eight notes as of June 30, 2007 and August 17, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share. As of August 20, 2007 these notes were in default status.

In addition to these notes, the Company also has one more promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of June 30, 2007 the accrued interest on this note was $1,436. This note is secured by substantially all of the Company’s assets. As of August 20, 2007 this note was in default status.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of August 17, 2007 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of June 30, 2007 was $110,761.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bears a ten percent interest rate and matured on December 19, 2006, but as of August 17, 2007 we had not made a payment. We intend to renegotiate the terms of this note. The current principle and interest balance on this note as of June 30, 2007 was $22,088.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bears a ten percent interest rate and matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of June 30, 2007 was $26,891.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bears a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of June 30, 2007 was $64,948. We intend to renegotiate the terms of this note.

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 1,000,000 shares of our common stock. The current principle and interest balance on this note as of June 30, 2007 was $113,195. This note is secured by substantially all of our assets.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000. The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate. As of August 17, 2007 we have made two payments on the note payable. The current principle and interest balance on this note as of June 30, 2007 was $201,241.

During July of 2007 we issued 10 notes payable to various entities in the aggregate amount of $170,000. All 10 of these notes bear a ten percent interest rate and are convertible into shares of our common stock at a rate of $0.01 per share.

Our total debt servicing requirements on the 16 outstanding promissory Notes over the next 12 months is approximately $626,972. In particular, beginning in April 2007, we will begin debt service on the remaining 8 of the 12 convertible promissory notes issued March 25, 2006 in the monthly amount of $10,471.

Although cash flow from current business operations alone would not likely be sufficient to satisfy our current debt obligations, we intend to satisfy those obligations through a combination of the following. First, we are trying to generate positive cash flows from current business operations. Second, we are actively seeking to acquire businesses with positive cash flow. As of August 7, 2007 we have entered into a letter of intent with such a business. The letter of intent specifies that the acquisition be completed by August 30, 2007, which will allow sufficient time to combine the two companies before we run out of cash. Third, the proceeds from the exercise of the warrants would alleviate or eliminate much of our debt. Fourth, renegotiating the terms of the debt obligations, in particular the debt obligations to Mr. Zweig and his family, has generally been fairly easy. Finally, we would not be required to make cash payments on those debt obligations which are converted to stock. Half of the 16 remaining Notes may be converted at $.035 per share.

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

This contingent liability is in the form of a guarantee granted to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. On December 27, 2006 we guaranteed that US Wireless Online will repay promissory notes to Mr. Williamson in the amounts of $150,000 and $141,179. This guarantee is secured by substantially all of our assets and will only effect us in the event of a US Wireless Online default. While we believe that default is unlikely since we are now managing the daily operations of US Wireless Online, US Wireless Online has a history of losses and negative cash flow and may be forced to default. The total combined balance of these two notes as of August 17, 2007 was $213,179.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

This contingent liability is in the form of a guarantee granted to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. On December 27, 2006 we guaranteed that US Wireless Online will repay promissory notes to Mr. Williamson in the amounts of $150,000 and $141,179. This guarantee is secured by substantially all of our assets and will only effect us in the event of a US Wireless Online default. While we believe that default is unlikely since we are now managing the daily operations of US Wireless Online, US Wireless Online has a history of losses and negative cash flow and may be forced to default. The total combined balance of these two notes as of August 17, 2007 was $213,179.

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

RECENT DEVELOPMENTS

On August 7, 2007 the Company entered into a letter of intent with Micro Data Systems, Inc whereby IElement Corporation may acquire Micro Data Systems in a merger transaction. Although the letter of intent is largely non-binding, some of the provisions are binding upon the parties.

The binding provisions include (1) a requirement that each party provide the other with access to information to complete due diligence; (2) an exclusivity provision whereby IElement will not enter into or negotiate another merger transaction with any other party through August 30, 2007; (3) a liquidated damage provision in the event that IElement breaches the exclusivity agreement. The liquidated damages include 20,000,000 shares of common stock and either expense reimbursement or $50,000 cash; (4) a requirement that IElement conduct its business in the ordinary course pending completion of the due diligence and definitive agreements; (5) an agreement that each party bear their own expenses in relation to the letter of intent and proposed transaction; and (6) a requirement that due diligence and other information provided to each Company in connection with the proposed transaction remain confidential.

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

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. They have concluded that, as of June 30, 2007 that our disclosures were effective to ensure that:

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

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not receive cash for any equity securities during the three months ended June 30, 2007. The following details our unregistered equity transactions during the three months ended June 30, 2007 and through the date of this Report:

On May 23, 2007 we issued 4,500,000 shares of our common stock at $0.011 per share to Dan Plenzo for a total value of $49,500 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On May 24, 2006 we issued 3,000,000 shares of our common stock at $0.01 per share to BACE for a total value of $30,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 9, 2007 we issued 1,094,930 shares of our common stock at $0.01 per share to Dominic Antonini for a total value of $10,949 to retire an accounts payable balance of the same amount. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On June 29, 2007 we issued 31,000,000 shares of our common stock at $0.012 per share to various consultants for a total value of $372,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the first quarter of fiscal 2008.

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

***Previously filed with the Form S-8 filed on December 12, 2006.

****Previously filed with the Form S-8 filed on January 4, 2007.

*****Previously filed with the Form S-8 filed on January 29, 2007.

******Previously filed with the Form 10-Q on November 20, 2006.

(b) Reports on Form 8-K.

On April 20, 2007 we filed a report on Form 8-K regarding our entry into an employment agreement with Ivan Zweig, a consulting agreement with Kramerica, Inc. and the resignation of Charles Carlson from the Board of Directors.

On July 3, 2007 we filed a report on Form 8-K regarding the resignation of Ken Willey from the Board of Directors.

On July 31, 2007 we filed a report on Form 8-K regarding the resignation of Alex Ponnath as Chief Technology Officer.

On August 13, 2007 we filed a report on Form 8-K regarding a letter of intent to acquire Micro Data Systems and the appointment of Art Eckert to our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IELEMENT CORPORATION

Date: August 20, 2007

IVAN ZWEIG
/s/ Ivan Zweig
-----------------------
Ivan Zweig,
Chairman,
Chief Executive Officer,
Chief Financial Officer