Form 10QSB
period 2007-09-30
IElement CORP
filed 2007-11-14
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007
--------------------------------------------------------------------

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

There were 289,756,903 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on November 13, 2007.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

IELEMENT CORPORATION
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

TABLE OF CONTENTS

Condensed Consolidated Financial Statements:
PAGE(S)

Condensed Consolidated Balance Sheet as of September 30, 2007                                                  1

Condensed Consolidated Statements of Operations for the
  Three Months Ended September 30, 2007 and 2006
And the Six Months Ended September 30, 2007 and 2006                                                                  2

Condensed Consolidated Statements of Cash Flows for the
  Six Months Ended September 30, 2007 and 2006                                                                              3-4

Notes to Condensed Consolidated Financial Statements (Unaudited)                                          5-13

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
SEPTEMBER 30, 2007

ASSETS

September 30,
2007
CURRENT ASSETS:
Cash and cash equivalents	$ 90,556
Accounts receivable, net	340,631
Other current assets	33,524

Total current assets	464,711

Fixed assets, net of depreciation	414,496

OTHER ASSETS:
Deposits	37,751

Total other assets	37,751

TOTAL ASSETS	$ 916,958

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$ 1,011,252
Accounts payable and accrued expenses	863,229
Customer deposits	87,838
Receivable financing payable	276,488
Commissions payable	1,596
Deferred revenue	488,050

Total current liabilities	2,728,453

LONG-TERM LIABILITIES:
Notes payable, net of current portion	318,761

Total long-term liabilities	318,761

Total Liabilities	3,047,214

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value, 200,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.001 Par Value, 2,000,000,000 shares authorized;
270,937,220 shares issued and outstanding	270,937
Additional paid-in capital	4,036,122
Additional paid-in capital- warrants	177,757
Accumulated deficit	(6,615,072)

Total Stockholders' (Deficit)	(2,130,256)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 916,958

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER, 30 2007 AND 2006

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

OPERATING REVENUE:
Service income	$ 852,833	$ 937,203	$ 1,842,467	$ 1,960,407

OPERATING EXPENSES
Cost of sales (excluding depreciation of $54,846 and $50,363 for the three months ended September 30, 2007 and 2006
and $107,748 and $99,976 for the six months ended
September 30, 2007 and 2006, respectively)	642,266	656,745	1,285,634	1,324,367
General and administrative	413,859	1,147,129	1,197,072	1,614,597
Selling expenses	15,617	58,739	40,842	98,528
Depreciation	81,859	75,169	160,817	149,218
Interest expense	35,777	5,388	109,294	5,863
Receivable factoring fees	17,015	21,430	36,863	43,810

Total Operating Expenses	1,206,393	1,964,600	2,830,522	3,236,383

(LOSS) BEFORE OTHER INCOME	(353,560)	(1,027,397)	(988,055)	(1,275,976)

OTHER INCOME (EXPENSE)
Interest income	-	-	19,673	-
Loss on notes and subscriptions receivable	(987,726)	-	(987,726)	-

Total Other (Expense)	(987,726)	-	(968,053)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,341,286)	(1,027,397)	(1,956,108)	(1,275,976)

Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,341,286)	$ (1,027,397)	$ (1,956,108)	$ (1,275,976)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	284,144,557	159,312,649	260,049,439	159,174,599

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (1,956,108)	$ (1,275,976)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	160,817	149,218
Bad debt expense	18,328	41,571
Stock issued for services Stock issued for exercise of options	312,500 15,250	580,749 -
Stock based employee compensation	94,192	133,894
Interest paid in stock	71,400	-

Changes in assets and liabilities
(Increase) in accounts receivable	(2,931)	52,166
(Increase) in notes receivable	(50,000)	-
Decrease in accrued interest receivable	(19,184)	-
(Increase) in other current assets	(25,595)	(1,744)
Decrease (increase) decrease in deposits	24,476	(158,758)
(Decrease) in accounts payable and accrued expenses	(135,734)	(33,708)
Increase in accrued interest payable	25,524	4,685
(Decrease) in customer deposits	(13,904)	(28,375)
(Decrease) in receivable financing payable	(36,558)	(54,100)
Decrease in unearned compensation expense	12,200	-
Increase (decrease) in commissions payable	(7,127)	3,375
(Decrease) in deferred revenue	(25,729)	(70,772)

Total adjustments	417,925	618,201

Net cash (used in) operating activities	(1,538,183)	(657,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(61,395)	(41,701)

Net cash (used in) investing activities	(61,395)	(41,701)

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30 2007 AND 2006

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITES
Payments of notes payable	$ -	$(10,000)
Defaults on subscriptions receivable	936,493	-
Default on Note Receivable	51,233	-
Proceeds from notes payable	537,056	238,008

Net cash provided by financing activities	1,524,782	228,008

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(74,796)	(471,468)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	165,352	719,450

CASH AND CASH EQUIVALENTS - END OF
PERIOD	$ 90,556	$ 247,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 9,000	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$ 30,949	$ 17,874

Stock issued for services	$ 312,500	$ 580,749

Stock issued for payment of interest	$ 71,400	$ -

Stock issued for exercise of options	$ 15,250	$ -

Stock based compensation	$ 94,192	$ 133,894

The accompanying notes are an integral part of these condensed consolidated financial statements

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Effective January 24, 2005, Mr. Zweig was also appointed to the Board of Directors of MailKey. Ivan Zweig has served as the Chief Executive Officer of IElement since March 2003. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. ICCC provides IElement with resold telecom services and IElement pays ICCC approximately $100,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956., again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes were secured by substantially all the assets of IElement, as were the original Notes. The aggregate of the Kramerica notes is $120,000 and was issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. On October 2, 2006, all eight holders of the promissory notes to Mr. Zweig’s immediate family extended the payment terms so that the first of the 36 monthly payments is now due on April 1, 2007 and the last is due on March 1, 2010. No principle payments have been made on any of the notes and no interest is currently accruing.

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

On September 13, 2007 the Board of Directors removed Art Eckert from the Board of Directors.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $10,684 and $10,684 has been recorded at September 30, 2007 and 2006, respectively.

Bad debt expense for the six months ended September 30, 2007 and 2006 was $18,328 and $41,571, respectively.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the three months ended September 30, 2007 and 2006 were $0 and $584, respectively. Advertising and marketing expenses included in the statements of operations for the six months ended September 30, 2007 and 2006 were $0 and $3,784, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three and six months ended September 30, 2007 or 2006.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended		Six Months Ended
	September	September	September	September
	30, 2007	30, 2006	30, 2007	30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	($1,341,286)	($1,027,397)	($1,956,108)	($1,275,976)

Weighted average common shares outstanding (Basic)	284,144,557	159,312,649	260,049,439	159,174,599
Weighted average common stock equivalents	-	-	-	-
Stock options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares outstanding (Diluted)	284,144,557	159,312,649	260,049,439	159,174,599

A total of 200,000 options were issued during the six months ended September 30, 2007. A total of 46,710,781 options and warrants were outstanding as of September 30, 2007. Including the options and warrants outstanding for the three months or the six months ended September 30, 2007 and 2006 would have been anti-dilutive.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Stock-based compensation for the three months ended September 30, 2007 and 2006 was $47,036 and $133,894 , respectively. Stock-based compensation for the six months ended September 30, 2007 and 2006 was $94,192 and $133,894, respectively.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the company's financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 3- FIXED ASSETS

Property and equipment as of September 30, 2007 was as follows:

September 30,
2007

Property and equipment	$1,641,346
Less: accumulated depreciation	(1,226,850)
Net book value	$414,496

There was $81,859 and $75,169 charged to operations for depreciation expense for the three months ended Sepember 30, 2007 and 2006, respectively, and $160,817 and $149,218 for the six months ended September 30, 2007 and 2006, respectively.

NOTE 4- NOTES PAYABLE

The Company has 30 notes payable at September 30, 2007 in the aggregate principal and interest amount of $1,330,013 owed to 25 note holders. As of September 30, 2007 we were current in all obligations except for past due total payments of $131,431 on three notes. We are currently negotiating with these three note holders and no default has been declared. The following is a more detailed discussion of the 30 notes.

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

On March 25, 2006 each of the eight (8) Notes were cancelled and we issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest thereon. The first payment on each of the new convertible promissory Notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the Notes are paid in full, into shares of our common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory Notes. The new convertible promissory Notes are secured by substantially all the assets of IElement as were the original Notes.

On October 6, 2006 we reached agreements with the holders of these eight Notes to extend the first payment date until April 1, 2007. We did not make any payments on the notes.

These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 to compensate them for foregone interest. This amount was recorded as interest expense. The total aggregate principle balance of these eight notes as of June 30, 2007 and August 20, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share. As of November 13, 2007 these notes were in default status.

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of September 30, 2007 the accrued interest on this note was $2,066. This note is secured by substantially all of the Company’s assets. As of November 13, 2007 this note was in default status.

On August 8, 2005, IElement issued four promissory notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006. IElement did not make any payments on these notes.

On March 25, 2006 each of the four notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $183,097, again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lenders had the right to convert all or a portion of the outstanding balance, at any time until the notes were paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory notes. These four notes were each converted to common stock at a price of $0.035 per share on November 13, 2006.

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of November 13, 2007 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 4- NOTES PAYABLE (CONTINUED)

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of September 30, 2007 was $113,281.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bears a ten percent interest rate and matured on December 19, 2006, but as of November 13, 2007 we had not made a payment. We intend to renegotiate the terms of this note. The current principle and interest balance on this note as of September 30, 2007 was $22,592.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bears a ten percent interest rate and matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of September 30, 2007 was $27,516.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bears a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of September 30, 2007 was $66,460. We intend to renegotiate the terms of this note.

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 1,000,000 shares of our common stock. On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500. The current principle and interest balance on this note as of September 30, 2007 was $115,967. This note is secured by substantially all of our assets.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000. The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate. The current principle and interest balance on this note as of September 30, 2007 was $204,315.

During July of 2007 we issued 10 notes payable to various entities in the aggregate amount of $170,000. All 10 of these notes bear a ten percent interest rate and are convertible into shares of our common stock at a rate of $0.01 per share. The current principle and interest balance on these notes as of September 30, 2007 was $173,296.

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate. The current principle and interest balance on this note as of September 30, 2007 was $42,379.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of September 30, 2007 was $76,292.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively. They each bear a ten percent interest rate. The current principle and interest balances due on these notes were $15,045 and $34,216, respectively.

The notes payable balances at September 30, 2007 were as follows:

	September 30,
	2007

Total notes payable	$1,330,013
Less: current maturities	(1,011,252)
	$318,761

The amount of principal maturities of
the notes payable for the next four
years ending September 30 and in the
aggregate is as follows:
	2008	$$1,011,252
	2009	$130,283
	2010	$125,652
	2011	$62,826
		$1,330,013

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
NOTE 5- OPERATING LEASES

The Company leases office space under a lease that commenced in June of 2005. The lease is payable on a month-to-month basis. Monthly payments under the current lease are $3,284.

Rental payments charged to expense for the three months ended September 30, 2007 and 2006 were $9,852 and $9,852, respectively. Rental payments charged to expense for the six months ended September 30, 2007 were $19,704 and $19,704, respectively.

NOTE 6- STOCKHOLDERS’ (DEFICIT)

Common Stock

As of September 30, 2007, the Company has 2,000,000,000 shares of common stock authorized at a par value of $0.001 and 270,937, 220 shares issued and outstanding.

The following details the stock transactions for the six months ended September 30, 2007:

The Company revoked 24,000,000 shares of common stock that had previously been issued for services rendered in the amount of $288,000.

The Company issued 29,500,000 shares of common stock for services rendered valued at $312,500.

The Company issued 6,400,000 shares of common stock for the extension of maturity dates on notes payable. Those shares were valued at $71,400 and recorded as interest expense.

The Company issued 1,525,000 shares of common stock upon the exercise of employee stock options for $15,250.

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

At September 30, 2007, deferred tax assets consist of the following:

Net deferred tax assets                         $1,984,522
Less: valuation allowance                    (1,984,522)
                                                                 $     -0-
                                                                 =========

At September 30, 2007, the Company had deficits accumulated in the approximate amount of $6,615,072, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 8- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the six months ended September 30, 2007 and 2006. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.

Management believes they can partner with another company in a manner that will sufficiently reduce the cash burn and allow the Company to continue as a going concern.

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

In addition to the operations noted above, from December 2006 through August 30, 2007 we serviced a large customer base of wireless subscribers. The service covered everything from service delivery and technical support to back office administration and resulted from a management contract with Sutioc Enterprises, Inc.  This management agreement with Sutioc included the delivery of consulting services for an underlying customer of Sutioc, namely US Wireless Online, Inc. These customers were primarily located in Florida, Pennsylvania, Kentucky, Mississippi and Alabama.

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

To combat this revenue attrition, we intend to partner with a company who has a dedicated sales force. This will allow us to pursue new customers that more than replace the revenue lost to attrition.

Our overall financial condition improved significantly with the completion of our private equity placement in January 2006 and the increased liquidity it brought. Since that time, however, our overall financial condition has continued to deteriorate, we continue to use cash and we currently have to rely on financing from outside sources, the acquisition of a business with positive cash flows or continued cost-cutting measures.

We could enhance our financial position by reducing and eliminating certain general and administrative expense items, deferring salaries or eliminating costly vendors. Over the last three months, we have significantly reduced these costs. In order to further reduce costs, we are currently pursuing a number of outsourcing deals and/or joint ventures.

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

On December 27, 2006, we entered into a Management Services and Vendor Agreement with Sutioc Enterprises, Inc, to offer management and vendor services to both Sutioc Enterprises, Inc. and any of its partners.  Its primary contact at the time was with U.S. Wireless Online, Inc.  In addition to being a majority shareholder, Sutioc Enterprises was party to a Management Agreement with US Wireless Online, Inc. whereby Sutioc Enterprises was appointed the Manager of US Wireless Online with discretion to retain the services of third parties to perform management and other services both on behalf of Sutioc Enterprises, in its capacity as Manager for US Wireless Online, and for US Wireless Online directly. Both our management agreement with Sutioc and Sutioc’s agreement with US Wireless were terminated on August 30, 2007.

On August 7, 2007 the Company entered into a letter of intent with Micro Data Systems, Inc whereby IElement Corporation may acquire Micro Data Systems in a merger transaction. Although the letter of intent was largely non-binding, some of the provisions were binding upon the parties. In September of 2007 talks with Micro Data broke down and we ceased considering that merger transaction.

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

Our main route to profitability is to continue cutting costs internally while we enter into a joint venture where we can outsource our main support functions and network costs. In addition, we are still pursuing sales of value-added or managed services and applications to our new and existing customers.

As a value-added provider we intend to provide services that enhance our customers' ability to communicate along with basic internet access or telephone service.

We intend to:

-- Concentrate our resources on cutting costs and adding customers in the Dallas, Los Angeles and Chicago markets.

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

-- Seek joint venture partners in our industry that would be able to significantly reduce our operating costs by using their personnel and network to manage our customer base.

We anticipate that the number of people who we employ may decrease substantially over the next 12 months as we continue to execute on our business plan.

RESULTS OF OPERATIONS

REVENUES

Revenues were $852,833 for the three months ended September 30, 2007 as compared to $937,203 for the three months ended September 30, 2006. Revenues were $1,842,467 for the six months ended September 30, 2007 as compared to $1,960,407 for the six months ended September 30, 2006. The decrease was due to customer attrition resulting from the fact that we did not employ a dedicated sales force.

COST OF REVENUES

Cost of revenues excluding depreciation was $642,266 for the three months ended September 30, 2007 as compared to $656,745 for the three months ended September 30, 2006. Cost of revenues excluding depreciation was $1,285,634 for the six months ended September 30, 2007 as compared to $1,324,367 for the six months ended September 30, 2006. Depreciation applicable to cost of revenues was $54,846 for the three months ended September 30, 2007 and $50,363 for the three months ended September 30, 2006. Depreciation applicable to cost of revenues was $107,748 for the six months ended September 30, 2007 and $99,976 for the six months ended September 30, 2006. The lower cost of revenues for the three months and the six months ended September 30, 2007 was attributable to the fact that we had less revenue to support.

OPERATING EXPENSES

Operating expenses including cost of revenues for the three months ended September 30, 2007 were $1,206,393 as compared to $1,964,600 for the three months ended September 30, 2006. Operating expenses including cost of revenues for the six months ended September 30, 2007 were $2,830,522 as compared to $3,236,383 for the six months ended September 30, 2006.

The decrease from the year earlier period was due to a significant reduction of consulting expenses related to possible business acquisitions.

(LOSS) FROM OPERATIONS

Loss from operations for the three months ended September 30, 2007 was $353,560 as compared to $1,027,397 for the three months ended September 30, 2006. Loss from operations for the six months ended September 30, 2007 was $968,053 as compared to $1,275,976 for the six months ended September 30, 2006.

The decreased loss from the year earlier periods was due to lower consulting expenses resulting from a reduction in significant consulting expenses related to possible business acquisitions.

Our net loss on an adjusted EBITDA basis for the six months ended September 30, 2007 was $239,466. Our management uses adjusted EBITDA as a financial measure to compare our gain or loss from operations to other small businesses in the telecommunications industry, most of which are not required to publicly report their financial results and are thus less likely to have GAAP numbers available for comparison. The calculation and disclosure of adjusted EBITDA affords both our management and that of other companies a measure to more accurately compare our financial results with those of non-public reporting companies within our industry. Adjusted EBITDA, as used in this section, excludes interest, income taxes (of which there were none), depreciation and non-cash items (services performed for stock and stock-based employee compensation in the form of stock options) from our net loss from operations and is meant only to supplement the financials in this periodic report that have been prepared using GAAP. Our presentation of adjusted EBITDA should in no way be considered more important, accurate or be displayed more prominently than our loss from operations. In reconciling adjusted EBITDA to our loss from operations, we provide the following table:

Adjusted EBITDA                                                                               ($239,466)
Stock Issued for Services                                                     (312,500)
        Stock issued for exercise of options             (15,250)
Stock-based Employee Compensation (Options)               (94,192)
Loss on Notes and Subscriptions Receivable     (987,726)
Interest Expense                                                                    (109,294)
Receivable Factoring Fees (Interest Expense)                    (36,863)
Depreciation                                                                           (160,817)
Gain (Loss) from Operations                                           ($1,956,108)

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2007 was $35,777, or $52,792 including factoring fees, as compared to $5,388, or $26,818 including factoring fees, for the three months ended September 30, 2006. Interest expense for the six months ended September 30, 2007 was $109,294, or $146,157 including factoring fees, as compared to $5,863, or $49,673 including factoring fees, for the six months ended September 30, 2006.

The increase in interest expense including factor fees for the three months and the six months ended September 30, 2007 from the three months and the six months ended September 30, 2006 were due to our increased dependence on debt financing.

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

NET (LOSS) APPLICABLE TO COMMON STOCK

Net (loss) applicable to common stock for the three months ended September 30, 2007 was $1,341,286 as compared to $1,027,397 for the three months ended September 30, 2006. Net loss per common share was $0.00 for the three months ended September 30, 2007 and $0.01 for the three months ended September 30, 2006. Net (loss) applicable to common stock for the six months ended September 30, 2007 was $1,956,108 as compared to $1,275,976 for the six months ended September 30, 2006. Net loss per common share was $0.01 for the six months ended September 30, 2007 and $0.01 for the six months ended September 30, 2006.

The net loss for both periods can be attributed to the fact that we have not employed a dedicated sales force and therefore have not been able to generate enough new revenue to cover our costs, which are largely fixed. Additionally, for the three months and the six months ended September 30, 2007 we had to write off $987,726 on notes and subscriptions receivable that defaulted.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of September 30, 2007 we had a cash balance of $90,556.

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

In January 2006 we closed a private placement offering for an aggregate sale price of $1,579,375, of which up to 10% is subject to deduction for fees in connection with the private placement, and warrants for the purchase of an aggregate total of 22,562,500 shares at a strike price of $.10 per share. The proceeds of the private placement offering improved our cash balance and, if the majority of the warrants are exercised, IElement will receive up to an additional $2,256,250, which would be more than sufficient to satisfy our cash needs for our current operations.

In the event that none of the warrants are exercised, or only a nominal number of the warrants are exercised, we will require additional funds, above our operating revenues, to sustain operations and grow the business. In this event, we plan to seek joint ventures that will enable us to further reduce our costs.

As of September 30, 2007, our gross accounts receivable totaled $351,315. We have set aside an allowance of $10,684 against that balance for uncollectible accounts. The net amount we expect to collect is $340,631. As a telecommunications provider, we bill for our services up front and therefore have significant leverage to collect on our Accounts Receivable because, with proper dunning, we can discontinue our customers’ telephone and internet services if they do not pay their bills.

As of September 30, 2007 we had 30 total notes payable outstanding in the aggregate principal amount of $1,288,451 owed to 25 note holders. Accrued interest on those notes totaled $41,562. As of September 30, 2007 we were current in our obligations to repay 22 of the 25 notes and late, but not in default, on the remaining three.

Only the 21 notes issued in or subsequent to June 2006 are interest bearing. The following is a more detailed discussion of the notes.

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

On March 25, 2006 each of the eight (8) Notes were cancelled and we issued new convertible promissory notes to the same individuals in the same principal amount of $376,956, again with no interest thereon. The first payment on each of the new convertible promissory Notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the Notes are paid in full, into shares of our common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory Notes. The new convertible promissory Notes are secured by substantially all the assets of IElement as were the original Notes.

On October 6, 2006 we reached agreements with the holders of these eight Notes to extend the first payment date until April 1, 2007. We did not make any payments on the notes.

These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 to compensate them for foregone interest. This amount was recorded as interest expense. The total aggregate principle balance of these eight notes as of June 30, 2007 and August 17, 2007 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share. As of November 13, 2007 these notes were in default status.

In addition to these notes, the Company also has one more promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of June 30, 2007 the accrued interest on this note was $1,436. This note is secured by substantially all of the Company’s assets. As of November 13, 2007 this note was in default status.

On August 8, 2005, IElement issued four promissory notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006. IElement did not make any payments on these notes.

On March 25, 2006 each of the four notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $183,097, again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lenders had the right to convert all or a portion of the outstanding balance, at any time until the notes were paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old notes was forgiven at the time of cancellation of the old notes and issuance of the new convertible promissory notes. These four notes were each converted to common stock at a price of $0.035 per share on November 13, 2006.

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of November 13, 2007 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of September 30, 2007 was $113,281.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bears a ten percent interest rate and matured on December 19, 2006, but as of November 13, 2007 we had not made a payment. We intend to renegotiate the terms of this note. The current principle and interest balance on this note as of September 30, 2007 was $22,592.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bears a ten percent interest rate and matures when we secure funding from exercise of outstanding warrants, expected this fiscal year. The current principle and interest balance on this note as of September 30, 2007 was $27,516.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bears a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of September 30, 2007 was $66,460. We intend to renegotiate the terms of this note.

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 1,000,000 shares of our common stock. On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500. The current principle and interest balance on this note as of September 30, 2007 was $115,967. This note is secured by substantially all of our assets.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000. The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate. The current principle and interest balance on this note as of September 30, 2007 was $204,315.

During July of 2007 we issued 10 notes payable to various entities in the aggregate amount of $170,000. All 10 of these notes bear a ten percent interest rate and are convertible into shares of our common stock at a rate of $0.01 per share. The current principle and interest balance on these notes as of September 30, 2007 was $173,296.

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate. The current principle and interest balance on this note as of September 30, 2007 was $42,379.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of September 30, 2007 was $76,292.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively. They each bear a ten percent interest rate. The current principle and interest balances due on these notes were $15,045 and $34,216, respectively.

Our total debt servicing requirements on the 30 outstanding promissory Notes over the next 12 months is approximately $1,011,252.

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

This contingent liability was in the form of a guarantee granted to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. On December 27, 2006 we guaranteed that US Wireless Online will repay promissory notes to Mr. Williamson in the amounts of $150,000 and $141,179. This guarantee was secured by substantially all of our assets and would only effect us in the event of a US Wireless Online default. Richard Williamson released IElement from any obligation under this guarantee on September 18, 2007.

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

We believe that default is unlikely because it would require a significant number of US Wireless Online’s customers to default. As of November 13, 2007 the balance of this line of credit was under $10,000, but US Wireless Online has filed for bankruptcy and IElement may be required to reimburse Rockland Credit Finance if US Wireless Online’s customers do not pay their bills.

IElement is not aware of any other undisclosed actual or contingent liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

On December 27, 2006 we issued 30,000,000 shares of our common stock to Sutioc Enterprises, Inc. in exchange for a promissory note in the amount of $900,000. On the same date we entered into management agreements with Sutioc Enterprises, Inc.  In order to facilitate these transactions and secure our interest in both the management contracts and the promissory note, we entered into a material contingent liability that does not appear on our condensed consolidated balance sheet.

This contingent liability was in the form of a guarantee granted to Richard Williamson, former owner of US Wireless Online’s subsidiary, DHR Technologies. On December 27, 2006 we guaranteed the promissory notes to Mr. Williamson in the amounts of $150,000 and $141,179. This guarantee was secured by substantially all of our assets and would only effect us in the event of a US Wireless Online default and if Mr. Williamson chose not to recover his assets and only perfect the default on his loans. Richard Williamson released IElement from any obligation under this guarantee on September 18, 2007.

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

While we believe that default is unlikely because it would require a significant number of US Wireless Online’s customers to default, IElement may be required to reimburse Rockland Credit Finance if US Wireless Online’s customers do not pay their bills. As of November 13, 2007 the balance of this line of credit was under $10,000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Generally, the Voice over Internet Protocol (VoIP) and internet based communications solutions industry is highly competitive and requires constant investment in research and development in order to keep pace with technology and competitors' products. Our success depends upon our ability to enter markets and establish a base level of customers sufficient to cover the costs of opening and maintaining a market while seeking to expand both our customer base and our product base. If we are unable to compete effectively or to partner with a company able to significantly reduce our costs, it would have a materially adverse effect on our business operations and would negatively affect our ability to effectively market and develop existing and future products.

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

ITEM 3. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. He has concluded that, as of September 30, 2007 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. He has concluded that, as of September 30, 2007 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not receive cash for any equity securities during the six months ended September 30, 2007. The following details our unregistered equity transactions during the three months ended September 30, 2007 and through the date of this Report:

On July 5, 2007 we issued 2,000,000 shares of our common stock at $0.01 per share to MC Equity Consultants for a total value of $20,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On July 23, 2006 we issued 1,000,000 shares of our common stock at $0.012 per share to Michael Bloch for a total value of $12,000 to pay for interest. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On July 24, 2007 we issued 3,000,000 shares of our common stock at $0.011 per share to Stonegate Ventures for a total value of $33,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On July 24, 2007 we issued 3,000,000 shares of our common stock at $0.011 per share to Yock Investments for a total value of $33,000 to pay for consulting services rendered. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On September 20, 2007 we revoked 24,000,000 shares that had previously been issued as payment for consulting services rendered.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the second quarter of fiscal 2008.

ITEM 5. OTHER INFORMATION.

                 None.

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

***Previously filed with the Form S-8 filed on December 12, 2006.

****Previously filed with the Form S-8 filed on January 4, 2007.

*****Previously filed with the Form S-8 filed on January 29, 2007.

******Previously filed with the Form 10-Q on November 20, 2006.

(b) Reports on Form 8-K.

On July 3, 2007 we filed a report on Form 8-K regarding the resignation of Ken Willey from the Board of Directors.On July 31, 2007 we filed a report on Form 8-K regarding the resignation of Alex Ponnath as Chief Technology Officer.On August 13, 2007 we filed a report on Form 8-K regarding a letter of intent to acquire Micro Data Systems and the appointment of Art Eckert to our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IELEMENT CORPORATION

Date: November 14, 2007

IVAN ZWEIG
/s/ Ivan Zweig
-----------------------
Ivan Zweig,
Chairman,
Chief Executive Officer,
Chief Financial Officer