Form 10QSB
period 2007-12-31
IElement CORP
filed 2008-02-14
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2007

[  ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 000-29331

IELEMENT CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	76-0270295
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

P.O. Box 279, Lyndeborough, New Hampshire, 03082
(Address of Principal Executive Offices)

(603) 654-2488
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

Yes [ X] No [  ]

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

There were 27,799,499 issued and outstanding shares of the registrant's common stock, $.001 par value per share, on February 14, 2008.

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

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
FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

TABLE OF CONTENTS

Condensed Consolidated Financial Statements:

PAGE(S)

Condensed Consolidated Balance Sheet as of December 31, 2007	1

Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2007 and 2006
And the Nine Months Ended December 31, 2007 and 2006	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2007 and 2006	3-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5-13

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
December 31, 2007

ASSETS
December 31,
2007
CURRENT ASSETS:
Cash and cash equivalents	$260,000

Total current assets	260,000

Fixed assets, net of depreciation	-

TOTAL ASSETS	$260,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$1,314,499
Accounts payable and accrued expenses	13,680

Total current liabilities	1,328,179

LONG-TERM LIABILITIES:
Notes payable, net of current portion	287,348

Total long-term liabilities	287,348

Total Liabilities	1,615,527

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value, 12,500,000 shares authorized;
-0- shares issued and outstanding	-
Common stock, $.001 Par Value, 125,000,000 shares authorized;
20,365,865 shares issued and outstanding	325,854
Additional paid-in capital	4,428,180
Accumulated deficit	(6,109,561)

Total Stockholders' (Deficit)	(1,355,527)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$260,000

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

OPERATING REVENUE:
Income from continuing operations	$-	$-	$-	$-

OPERATING EXPENSES
Cost of sales	-	-	-	-
General and administrative	40,234	36,792	80,007	72,432
Selling expense	-	-	-	-

Total Operating Expenses	40,234	36,792	80,007	72,432

(LOSS) BEFORE OTHER INCOME	(40,234)	(36,792)	(80,007)	(72,432)

OTHER INCOME (EXPENSE)
Gain on disposal	952,708	-	-	-
Discontinued operations	(406,963)	(540,989)	(1,370,590)	(1,800,973)

Total Other Income (Expense)	545,745	(540,989)	(1,370,590)	(1,800,973)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	505,511	(577,781)	(1,450,597)	(1,873,405)

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$505,511	$(577,781)	$(1,450,597)	$(1,873,405)

NET INCOME (LOSS) PER BASIC SHARES	$0.03	$(0.05)	$(0.09)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC	18,553,047	11,493,044	17,022,530	10,465,162

NET INCOME (LOSS) PER DILUTED SHARES	$0.03	$(0.05)	$(0.09)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, DILUTED	20,051,377	11,493,044	17,022,530	10,465,162

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Nine Months Ended
	December 31,	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,450,597)	$(1,873,405)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	(1,066,033)	225,212
Bad debt expense	52,975	67,499
Stock issued for services	481,386	726,229
Stock based employee compensation	139,608	178,734
Stock sold for cash	7,000	-
Interest paid in stock	71,400	-

Changes in assets and liabilities
Decrease (increase) in accounts receivable	303,052	(36,293)
(Increase) in notes receivable	-	-
Decrease in accrued interest receivable	18,542	-
Decrease (increase) in other current assets	7,930	(496)
Decrease (increase) decrease in deposits	62,227	(160,658)
(Decrease) in accounts payable and accrued expenses	(949,894)	(124,754)
Increase in accrued interest payable	44,079	10,846
(Decrease) in customer deposits	(101,741)	(33,604)
(Decrease) in receivable financing payable	(313,047)	(68,755)
Decrease in unearned compensation expense	12,200	-
Increase (decrease) in commissions payable	(8,723)	(4,725)
(Decrease) in deferred revenue	(513,779)	(132,340)

Total adjustments	(1,752,818)	646,895

Net cash (used in) operating activities	(3,203,415)	(1,226,510)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (acquisition) of fixed assets	1,579,951	(65,048)

Net cash provided by (used in) investing activities	1,579,951	(65,048)

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Nine Months Ended
	December 31,	December 31,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITES
Payments of notes payable	$-	$(19,000)
Defaults on subscriptions receivable	900,000	-
Defaults on notes receivable	-	-
Proceeds from notes payable	818,112	595,008

Net cash provided by financing activities	1,718,112	576,008

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	94,648	(715,550)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	165,352	719,450

CASH AND CASH EQUIVALENTS - END OF
PERIOD	$260,000	$3,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense	$15,875	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$66,337	$49,948

Notes payable converted to equity	$27,778	$523,097

Stock issued for services	$481,386	$726,229

Stock issued for subscription receivable	$-	$900,000

Stock issued for payment of interest	$71,400	$-

Stock based compensation	$139,608	$178,734

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

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

Effective January 24, 2005, Mr. Zweig was also appointed to the Board of Directors of MailKey. Ivan Zweig has served as the Chief Executive Officer of IElement since March 2003. Mr. Zweig is also the Chief Executive Officer, director and sole shareholder of Kramerica, a personnel services corporation. Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp. ("ICCC"), a nationwide data carrier specializing in high speed Internet access and secure data transaction. ICCC provides IElement with resold telecom services and IElement pays ICCC approximately $80,000 on a monthly basis for such services. On October 1, 2004, ICCC filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Northern District of Texas, Dallas Division. On January 19, 2005, upon the consummation of the acquisition, IElement issued eight (8) promissory notes to, Kramerica, certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of IElement. IElement did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and IElement issued new convertible promissory notes to the same individuals in the same principal amount of $376,956., again with no interest thereon. The first payment on each of the new convertible promissory notes was due in September 2006 with a total of 36 monthly installments through August 2009. The Lender has the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into IElement's common stock at a conversion price of $0.035 per share. Any past due balance on the old Notes was forgiven at the time of cancellation of the old Notes and issuance of the new convertible promissory notes. The new convertible promissory notes were secured by substantially all the assets of IElement, as were the original Notes. The aggregate of the Kramerica notes is $120,000 and was issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. On October 2, 2006, all eight holders of the promissory notes to Mr. Zweig’s immediate family extended the payment terms so that the first of the 36 monthly payments is now due on April 1, 2007 and the last is due on March 1, 2010. No principle payments have been made on any of the notes and no interest is currently accruing.

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

On September 13, 2007 the Board of Directors removed Art Eckert from the Board of Directors.

On December 20, 2007 the Company sold its main operating subsidiary, I-Element, Inc., along with certain assets and liabilities related to the that telecommunications business, to Ivan Zweig.  In conjunction with this transaction, Mr. Zweig released the Company from any and all liability under his employment agreement as well as the consulting agreement with Kramerica Capital Corporation, both dated January 1, 2007, and resigned all officer and director positions he held with the Company.  In addition, Mr. Zweig agreed to cancel all of his outstanding warrants and options to purchase the Company’s stock.  Mr. Zweig and I-Element, Inc. also agreed to indemnify the Company from liabilities arising prior to December 20, 2007.

On December 20, 2007 the Board of Directors unanimously appointed Susan Pursel CEO, President and Chairman of the Board of Directors.

On December 20, 2007 Lance Stovall resigned from the Board of Directors.

On December 24, 2007 the Board of Director appointed Paul Lengemann to the Board of Directors.

On December 27, 2007 the Board of Directors approved a reverse stock split whereby each 16 shares of its old common stock was exchanged for one new share of its common stock.  The split took effect on January 11, 2007 and the stock symbol was changed from IELM to IELE at that time.

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

The cash and cash equivalents balance as of December 31, 2007 consisted entirely of marketable securities.

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

For the three and nine months ended December 31, 2007, the Company did not recognize any revenue earned after the sale of its subsidiary, I-Element, Inc., on December 20, 2007.

Accounts Receivable

The Company factored 99% of its billings with an outside agency. The Company invoiced its customers on the 28th of the month for services to be rendered approximately 35 days subsequent to the billing date. The Company received 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor.  On December 20, 2007 the Company ceased factoring its receivables.  All outstanding accounts receivable were sold at that time as part of the sale of the Company’s subsidiary, I-Element, Inc.

Deferred Revenue

Deferred revenue consists of customers billed in advance of revenue being earned.

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $0 and $10,684 has been recorded December 31, 2007 and 2006, respectively.

Bad debt expense for the three months ended December 31, 2007 and 2006 was $34,647 and $25,928, respectively.  Bad debt expense for the nine months ended December 31, 2007 and 2006 was $52,975 and $67,499, respectively.

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the three months ended December 31, 2007 and 2006 were $231 and $78,573, respectively.  Advertising and marketing expenses included in the statements of operations for the nine months ended December 31, 2007 and 2006 were $231 and $82,357, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three and nine months ended December 31, 2007 or 2006.

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

Income (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	December	December	December	December
	31, 2007	31, 2006	31, 2007	31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	$505,511	$(577,781)	$(1,450,597)	$(1,873,405)

Weighted average common shares outstanding (Basic)	18,553,047	11,493,044	17,022,530	10,465,162

Weighted average common stock equivalents	-	-	-	-

Stock options	1,002,969	-	-	-

Warrants	495,361	-	-	-

Weighted average common shares outstanding (Diluted)	20,051,377	11,493,044	17,022,530	10,465,162

A total of 12,500 options were issued during the nine months ended December 31, 2007.  A total of 1,498.330 options and warrants were outstanding as of December 31, 2007. Including the options and warrants outstanding for the three months ended December 31, 2006 or the nine months ended December 31, 2007 and 2006 would have been anti-dilutive.

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

Stock-based compensation for the three months ended December 31, 2007 and 2006 was $45,416 and $44,841, respectively.  Stock-based compensation for the nine months ended December 31, 2007 and 2006 was $139,608 and $178,734, respectively.

On April 1, 2007, the Company issued 12,500 stock options to its employees. The options have an exercise price of $0.16 and vest over 48 months.  They have a fair value of $1,920 using the Black-Scholes pricing model.

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

NOTE 3- FIXED ASSETS

Property and equipment as of December 31, 2007 was as follows:

December 31,
2007

Property and equipment	$0
Less: accumulated depreciation	(0)
Net book value	$0

There was $72,949 and $75,994 charged to operations for depreciation expense for the three months ended December 31, 2007 and 2006, respectively, and $233,766 and $225,212 for the nine months ended December 31, 2007 and 2006, respectively.

NOTE 4- NOTES PAYABLE

The Company has 33 notes payable at December 31, 2007 in the aggregate principal and interest amount of $1,601,847 owed to 26 note holders. As of December 31, 2007 we were current in all obligations except for past due total payments of $632,331 on 20 notes. As of February 14, 2008 we have come to terms with the holders of 18 of these past due notes and are currently negotiating with the remaining two.  No default has been declared. The following is a more detailed discussion of the 33 notes.

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

These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 to compensate them for foregone interest. This amount was recorded as interest expense. The total aggregate principle balance of these eight notes as of December 31, 2007 and February 14, 2008 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share.

In January 2008, six of these Notes were sold by the note holder.  In particular, the $50,000 note to Kramerica, the $55,611 note to Mary Francis Straight, the $20,000 note to Heather Walther, the $30,000 note to Peter Walther, the $20,000 note to Richard Zweig and the $27,500 note to Richard Zweig IRA were sold there note to third parties.  On January 23, 2008, we converted the six notes to 3,173,612 shares of the Company’s common stock.  The two remaining notes are the $70,000 note to Kramerica and the $103,845 note to Straight Grandchildren Trust.  Both of these notes are now owned by Kramerica.

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of December 31, 2007 the accrued interest on this note was $27,697. This note is secured by substantially all of the Company’s assets.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of February 14, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants.  Those warrants expired unexercised on December 30, 2007.  The current principle and interest balance on this note as of December 31, 2007 was $115,802.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bore a ten percent interest rate and matured on December 19, 2006.   The current principle and interest balance on this note as of December 31, 2007 was $23,096.  On January 17, 2008 this note was converted to shares of the Company’s common stock.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bore a ten percent interest rate and matured when we secured funding from exercise of outstanding warrants. This note was converted to shares of the Company’s common stock on October 9, 2007.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bore a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of December 31, 2007 was $67,972. On January 17, 2008 this note was converted to shares of the Company’s common stock.

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007.  On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock.  On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500.  The current principle and interest balance on this note as of December 31, 2007 was $111,865. This note is secured by substantially all of our assets.  We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000.  The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate.  The current principle and interest balance on this note payable as of December 31, 2007 was $213,389.  We are currently renegotiating the terms of this note.

During July of 2007 we issued 10 notes payable to various entities in the aggregate amount of $170,000.  All 10 of these notes bore a ten percent interest rate and were convertible into shares of our common stock at a rate of $0.16 per share.  The current principle and interest balance on these notes as of December 31, 2007 was $177,581.  On January 17, 2008 all 10 of these notes were converted to shares of the Company’s common stock.

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $43,436.  This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $78,207. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively.  They each bear a ten percent interest rate.  The current principle and interest balances due on these notes as of December 31, 2007 were $15,423 and $35,076, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $45,097.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $16,422.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $18,155.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $201,041.

The notes payable balances at December 31, 2007 were as follows:

December 31,
2007

Total notes payable	$1,601,847
Less: current maturities	(1,314,499)
$287,348

The amount of principal maturities of the notes payable for the next four years ending September 30 and in the aggregate is as follows:
2008	$1,314,499
2009	130,283
2010	125,652
2011	31,413
$1,601,847

NOTE 5- OPERATING LEASES

The Company leased office space under a lease that commenced in June of 2005.  The lease was payable on a month-to-month basis. Monthly payments under the current lease were $3,284.   As of December 20, 2007 the Company sold its I-Element, Inc. subsidiary and this lease was included in the sale.

Rental payments charged to expense for the three months ended December 31, 2007 and 2006 were $12,526 and $7,790, respectively.  Rental payments charged to expense for the nine months ended December 31, 2007 were $34,437 and $27,494, respectively.  As of December 31, 2007 the Company no longer had any operating leases.

NOTE 6- STOCKHOLDERS’ (DEFICIT)

Common Stock

As of December 31, 2007, the Company has 125,000,000 shares of common stock authorized at a par value of $0.001 and 20,365,865 shares issued and outstanding, as adjusted for the reverse stock split effective on January 11, 2008.

The following details the stock transactions for the nine months ended December 31, 2007, as adjusted for the reverse stock split effective on January 11, 2008:

The Company revoked 1,500,000 shares of common stock to that had previously been issued for services rendered in the amount of $288,000.

The Company issued 4,148,449 shares of common stock for services rendered valued at $466,136.

The Company issued 400,000 shares of common stock for the extension of maturity dates on notes payable.  Those shares were valued at $71,400 and recorded as interest expense.

The Company issued 95,313 shares of common stock upon the exercise of employee stock options.

The Company issued 668,242 shares of common stock to retire accounts payable in the amount of $66,337.

The Company issued 218,750 shares of common stock for $7,000 in cash.

The Company issued 434,032 shares of common stock to retire notes payable in the principle amount of $27,778.

Blank Check Preferred Stock

The company also has 12,500,000 shares of Blank Check Preferred Stock authorized, as adjusted for the reverse stock split effective on January 11, 2008. There are no current plans to issue any Blank Check Preferred Stock.

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

At December 31, 2007, deferred tax assets consist of the following:

Net deferred tax assets	$1,832,868
Less: valuation allowance	(1,832,868)
$-0-

At December 31, 2007, the Company had deficits accumulated in the approximate amount of $6,109,561 available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the nine months ended December 31, 2007 and 2006. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.

Management believes that the sale of the I-Element, Inc. subsidiary on December 20, 2007 will substantially reduce the cash burn and allow the Company to continue as a going concern.

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

COMPANY OVERVIEW

IElement was a facilities-based nationwide communications service provider that offered telecommunications services to small and medium sized businesses ("SMBs"). As a facilities-based provider, we owned our own network equipment including telephone switches. In other words, we sold local and long distance telephone service and Internet access primarily via digital T-1 connections and tailored the particular service to the customer's needs by regulating bandwidth, number of telephone lines, and type of service.

Although we had a solid, steady revenue stream, characterized by our base of customers which were under long-term contracts and most of which had been our customers for several years, revenue attrition is a universal, unavoidable trend in the telecommunications industry. Competition between providers for services that many small and medium sized businesses see as commodities leads customers to change providers based largely on price. The resulting effect was detrimental to our business model in two ways. First, our customers left us for other providers and second, when we did renew our customers' contracts, we did so at rates up to 20 percent lower than they had been paying.

To combat this revenue attrition, we intended to partner with a company who has a dedicated sales force. This would have allowed us to pursue new customers that more than replaced the revenue lost to attrition.

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

The telecommunications business was failing because our negative cash flow required continued fundraising efforts or the acquisition of a cash flow positive business.  While we pursued a number of such businesses and fundraising opportunities, we were unable to complete an acquisition or secure adequate funding.

We significantly enhanced our financial position by selling our subsidiary, I-Element, Inc. and exiting the cutthroat telecommunications business on December 20, 2007.

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

On December 20, 2007 the Company entered into a stock purchase agreement with then Chairman and CEO Ivan Zweig to sell all outstanding stock in our subsidiary, I-Element, Inc, to Ivan Zweig.  Under this agreement, the Company ceased operating as a telecommunications provider.

As consideration for the Share Purchase, Mr. Zweig agreed to:
(a)   assume, through Target, certain liabilities of the Target.
(b)   release the Company from any and all liability under that certain Employment Agreement between the Company and Mr. Zweig dated January 1, 2007 as disclosed in the Company’s Form 8-K filed with the Securities Exchange Commission (the “SEC”) on April 20, 2007 (the “Employment Release”).   In connection therewith, Mr. Zweig agreed to resign his positions as a director and an officer of the Company.
(c)   release the Company from any and all liability under that certain Consulting Agreement between the Company and Kramerica Capital Corporation (“Kramerica”) dated January 1, 2007 as disclosed in the Seller’s Form 8-K filed with the SEC on April 20, 2007 (the “Kramerica Release”).  Mr. Zweig owns 100% of the equity of Kramerica Capital Corporation and as such has full power and authority, on behalf of Kramerica, to enter into the IElement Agreement.
 (d)   relinquish and cancel all stock options and warrants held by Mr. Zweig for the purchase of the stock of the Company, and
(e)   enter into an Indemnity Agreement in favor of the Company in which Mr. Zweig agrees to indemnify the Company for any and all liabilities of the Company, none of which are listed on Schedule 2.2.6 of the IElement Agreement and which liability arose prior to the Closing hereof.

On December 20, 2007, the Company entered into a Stock Purchase Agreement with Newsgrade Corporation (“Newsgrade”), (the “Newsgrade Agreement”), pursuant to which the Company agreed to purchase from Newsgrade 1 million shares of common stock of The Retirement Solutions.com, Inc. (“TRS”).  As consideration for the purchase, the Company agreed to pay to Newsgrade at closing $200,000 in the form of the Convertible Promissory Note (the “Convertible Note”).  The Convertible Note, in part, is due and payable one year from issuance with 10% interest and is convertible into shares of common stock of the Company.

Pursuant to the IElement Agreement described above, effective December 20, 2007 Ivan Zweig resigned as a director and an officer of the Company.  In addition, effective December 20, 2007 Lance Stovall resigned as a director of the Company.  Neither resignation was due to a dispute with the Company.

On December 20, 2007, the board of the directors of the Company appointed Susan Pursel to the Board of Directors and on December 24, 2007, the Company appointed Paul Lengemann to the Board of Directors.  Also effective December 20, 2007 Susan Pursel has been appointed as the Company’s Chairman, Chief Executive Officer, President, Secretary and Treasurer.

Susan Pursel and Paul Lengemann are currently the sole officers and directors of the Company.  Ms. Pursel and Mr. Lengemann shall serve until the next annual meeting.  Neither individual is a director of any other Company subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  Neither Ms. Pursel nor Mr. Lengemann, is related to any directors, executive officer or persons nominated or chosen by the Company to become directors or executive officers.

Ms. Pursel is a minority stockholder of Newsgrade and former President of StockDataNews.com, Inc., a wholly owned subsidiary of Newsgrade,  which as more fully set forth in Items 1.01 and 2.01 entered into a transaction with the Company whereby the Company purchased 1,000,000 shares of the The Retirement Solutions.com, Inc. (“TRS”).  As consideration for the purchase, the Company agreed to pay to Newsgrade at closing $200,000 in the form of the Convertible Promissory Note.

Mr. Lengemann was President of Stockdiagnostics.com, Inc., a wholly owned subsidiary of Newsgrade between 2002 and 2004.  As more fully set forth in Items 1.01 and 2.01 Newsgrade entered into a transaction with the Company whereby the Company purchased 1,000,000 shares of the The Retirement Solutions.com, Inc. (“TRS”).  As consideration for the purchase, the Company agreed to pay to Newsgrade at closing $200,000 in the form of the Convertible Promissory Note.

The Board of Directors of the Company approved on December 27, 2007, a reverse split of Company common stock in a ratio of one (1) new share for every sixteen (16) existing shares of common stock. The Company’s authorized shares of common stock will be proportionately reduced so therefore shareholder approval is not necessary.  The record and effective date of the reverse split was January 8, 2008

On January 22, 2008 the Company issued a total of 3,173,612 post split (50,777,778 pre-split) shares of its common stock in exchange for the release of indebtedness in the total amount of $203,111.

OUR PLAN OF OPERATION

IElement is a shell company in that it has no or nominal operations and either no or nominal assets. At this time, IElement's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

 Management has substantial flexibility in identifying and selecting a prospective new business opportunity. IElement would not be obligated nor does management intend to seek pre-approval by our shareholders.

IElement may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. IElement may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

IElement intends to promote itself privately. The Company has not yet begun such promotional activities. The Company anticipates that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

IElement has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On December 31, 2007 IElement had a cash balance of approximately zero and a cash equivalents balance of $260,000. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. The officer and director of IElement has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and director of the Company with such outside assistance as he may deem appropriate. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officer and director. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Management of IElement expects to meet personally with management and key personnel of the business opportunity as part of the investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements are not available.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

 The Officer of IElement has limited experience in managing companies similar to the Company and shall mainly rely upon his own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, IElement does not intend to obtain funds in one or more private placements or public offerings to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to our plan of operation.

IElement intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

IElement is a Blank Check Company

At present, IElement is a development stage company with no revenues and has no specific business plan or purpose. IElement's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, IElement is a blank check company and any offerings of our securities needs to comply with Rule 419 under the Act. IElement has no current plans to engage in any such offerings.

IElement's Common Stock is a Penny Stock

IElement's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of IElement is subject to the penny stock rules, it may be more difficult to sell our common stock.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition.

As part of IElement's investigation, the officer and director of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

IElement will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

IElement does not intend to provide its security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Conflicts of Interest

Our management is not required to commit his full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if he would devote his full time to our affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of IElement, though management is not currently serving in such a position. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Colorado corporation are required to present certain business opportunities to such corporation. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what he believes will be in the best interests of the shareholders of IElement and other respective public companies. IElement shall not enter into a transaction with a target business that is affiliated with management.

Management is reviewing and negotiating a potential business opportunity at the time of filing this Form 10Q-SB.  However, Management has no definitive agreements or understandings regarding such potential opportunity.

COMPETITION

IElement will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of IElement's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors

EMPLOYEES

IElement currently has one employee.

RESULTS OF OPERATIONS

REVENUES

Revenues from continuing operations for the both the three and nine months ended December 31, 2007 and 2006 were $0.

COST OF REVENUES

Cost of revenues for continuing operations the both the three and nine months ended December 31, 2007 and 2006 was $0.

OPERATING EXPENSES

Operating expenses for continuing operations including cost of revenues for the three months ended December 31, 2007 were $40,234 as compared to $36,792 for the three months ended September 30, 2006.  Operating expenses for continuing operations including cost of revenues for the nine months ended December 31, 2007 were $80,007 as compared to $72,432 for the nine months ended December 31, 2006.

(LOSS) FROM OPERATIONS

Loss from continuing operations for the three months ended December 31, 2007 was $40,234 as compared to $36,792 for the three months ended December 31, 2006.  Loss from continuing operations for the nine months ended December 31, 2007 was $80,007 as compared to $72,432 for the nine months ended December 31, 2006.

INTEREST EXPENSE

Interest expense for continuing operations for both the three and the nine months ended December 31, 2007 and 2006 was $0.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK

Net income applicable to common stock for the three months ended December 31, 2007 was $505,511 as compared to a net (loss) of $577,781 for the three months ended December 31, 2006. Net income per common share, adjusted for the reverse stock split effective on January 11, 2008, was $0.03 for the three months ended December 31, 2007.  Net (loss) was $0.05 per share, adjusted for the reverse stock split effective on January 11, 2008, for the three months ended December 31, 2006.  Net (loss) applicable to common stock for the nine months ended December 31, 2007 was $1,450,597 as compared to $1,873,405 for the nine months ended December 31, 2006. Net (loss) per common share was $0.09 for the nine months ended December 31, 2007 and $0.18 for the nine months ended December 31, 2006.

The net (loss) for the three months ended December 31, 2006 and the nine months ended December 31, 2007 and 2006 can be attributed to the fact that we did not employ a dedicated sales force and therefore were unable to generate enough new revenue to cover our costs, which were largely fixed.

The net income for the three months ended December 31, 2007 is a direct result of the sale of the I-Element, Inc. subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of December 31, 2007 we had a cash and cash equivalents balance of $260,000 consisting entirely of marketable securities.

In order to facilitate working cash flow, we factored approximately 99% of accounts receivables for customer billing with an outside agency, thereby receiving 75% of the aggregate net face value of the assigned accounts at the time of placement with the factor. We ceased factoring invoices on December 20, 2007 and do not maintain a line of credit or term loan with any commercial bank or other financial institution.  The balance of our corporate credit card was eliminated with the sale of our I-Element, Inc. subsidiary on December 20, 2007.  To date, our capital needs have been principally met through the receipt of proceeds from factoring customer receivables and the sale of equity and debt securities.

In January 2006 we closed a private placement offering for an aggregate sale price of $1,579,375, of which up to 10% is subject to deduction for fees in connection with the private placement, and warrants for the purchase of an aggregate total of 1,410,156 shares at a strike price of $1.60 per share, adjusted for our reverse stock split effective January 11, 2008. The proceeds of the private placement offering improved our cash balance.  All of the warrants expired unexercised on December 30, 2007.

We currently require additional funds to maintain operations since we do not have revenues.  We plan to generate these addition funds by acquiring an operating business and seeking additional debt and/or equity investors.

As of December 31, 2007, we did not have any accounts receivable.

The Company has 33 notes payable at December 31, 2007 in the aggregate principal and interest amount of $1,601,847 owed to 26 note holders. As of December 31, 2007 we were current in all obligations except for past due total payments of $632,331 on 20 notes. As of February 14, 2008 we have come to terms with the holders of 18 of these past due notes and are currently negotiating with the remaining two.  No default has been declared.

Only the 25 notes issued in or subsequent to June 2006 are interest bearing. The following is a more detailed discussion of the notes.

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

These eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 to compensate them for foregone interest. This amount was recorded as interest expense. The total aggregate principle balance of these eight notes as of December 31, 2007 and February 14, 2008 was $376,956. Each of these Notes is still secured by substantially all of the Company’s assets and is convertible into shares of the Company’s common stock at a rate of $0.035 per share.

In January 2008, six of these Notes were sold by the note holder.  In particular, the $50,000 note to Kramerica, the $55,611 note to Mary Francis Straight, the $20,000 note to Heather Walther, the $30,000 note to Peter Walther, the $20,000 note to Richard Zweig and the $27,500 note to Richard Zweig IRA were sold there note to third parties.  On January 23, 2008, we converted the six notes to 3,173,612 shares of the Company’s common stock.  The two remaining notes are the $70,000 note to Kramerica and the $103,845 note to Straight Grandchildren Trust.  Both of these notes are now owned by Kramerica.

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. As of December 31, 2007 the accrued interest on this note was $27,697. This note is secured by substantially all of the Company’s assets.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of February 14, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants.  Those warrants expired unexercised on December 30, 2007.  The current principle and interest balance on this note as of December 31, 2007 was $115,802.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bore a ten percent interest rate and matured on December 19, 2006.   The current principle and interest balance on this note as of December 31, 2007 was $23,096.  On January 17, 2008 this note was converted to shares of the Company’s common stock.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bore a ten percent interest rate and matured when we secured funding from exercise of outstanding warrants. This note was converted to shares of the Company’s common stock on October 9, 2007.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bore a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of December 31, 2007 was $67,972. On January 17, 2008 this note was converted to shares of the Company’s common stock.

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007.  On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock.  On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500.  The current principle and interest balance on this note as of December 31, 2007 was $111,865. This note is secured by substantially all of our assets.  We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000.  The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate.  The current principle and interest balance on this note payable as of December 31, 2007 was $213,389.  We are currently renegotiating the terms of this note.

During July of 2007 we issued 10 notes payable to various entities in the aggregate amount of $170,000.  All 10 of these notes bore a ten percent interest rate and were convertible into shares of our common stock at a rate of $0.16 per share.  The current principle and interest balance on these notes as of December 31, 2007 was $177,581.  On January 17, 2008 all 10 of these notes were converted to shares of the Company’s common stock.

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $43,436.  This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $78,207.  This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively.  They each bear a ten percent interest rate.  The current principle and interest balances due on these notes as of December 31, 2007 were $15,423 and $35,076, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $45,097.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $16,422.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $18,155.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of December 31, 2007 was $201,041.

Our total debt servicing requirements on the 33 outstanding promissory notes over the next 12 months was approximately $1,314,499.  However, we have converted a substantial amount of outstanding debt to shares of the Company’s common stock and are currently negotiating further conversions.

Although cash flow from current business operations alone would is not sufficient to satisfy our current debt obligations, we intend to satisfy those obligations through a combination of the following. First, we are trying to generate positive cash flows from the acquisition of a operating business.  Second, renegotiating the terms of the debt obligations, in particular the debt obligations to Mr. Zweig and his family, has generally been fairly easy. Finally, we would not be required to make cash payments on those debt obligations which are converted to stock.  As of February 14, 2008, 12 of these notes with principle and interest totaling $268,649 have been converted to shares of the Company’s common stock.

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

On January 10, 2007 we entered into a guarantee agreement whereby we guaranteed US Wireless Online, Inc.’s line of credit for factoring receivables to Rockland Credit Finance, LLC. Under the agreement, should US Wireless Online be unable to pay down its line of credit with Rockland Credit Finance, IElement would be required to do so. The agreementwas secured by substantially all of the assets of IElement.

While we believe that default is unlikely because it would require a significant number of US Wireless Online’s customers to default, Ivan Zweig and I-Element, Inc. indemnified IElement against any possible liability under this guarantee agreement on December 20, 2007. As of February 14, 2008 the balance of this line of credit was under $10,000.

The Company is not aware of any other undisclosed actual or contingent liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

On December 27, 2006 we issued 30,000,000 shares of our common stock to Sutioc Enterprises, Inc. in exchange for a promissory note in the amount of $900,000 which was written off as uncollectible on September 30, 2007.  As of December 31, 2007, Sutioc did not own any of these 30,000,000 shares and had nothing of value for us to collect.  On the same date we entered into management agreements with both Sutioc Enterprises, Inc. and US Wireless Online, Inc. In order to facilitate these transactions and secure our interest in both the management contracts and the promissory note, we entered into a material contingent liability that does not appear on our condensed consolidated balance sheet.

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

On January 10, 2007 we entered into a guarantee agreement whereby we guaranteed US Wireless Online, Inc.’s line of credit for factoring receivables to Rockland Credit Finance, LLC. Under the agreement, should US Wireless Online be unable to pay down its line of credit with Rockland Credit Finance, IElement would be required to do so. The agreement was secured by substantially all of the assets of IElement.

While we believe that default is unlikely because it would require a significant number of US Wireless Online’s customers to default, Ivan Zweig and I-Element, Inc. indemnified IElement against any possible liability under this guarantee agreement on December 20, 2007. As of February 14, 2008 the balance of this line of credit was under $10,000.

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

ITEM 3. CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. She has concluded, as of December 31, 2007 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. She has concluded that, as of December 31, 2007 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We received $7,000 in cash for equity securities during the three months ended December 31, 2007. The following details our unregistered equity transactions during the three months ended December 31, 2007 and through the date of this Report:

On October 9, 2007 we issued 434,032 shares of our common stock, adjusted for our reverse stock split effective January 11, 2008, at $0.064 per share to Walten Hansen to convert a note payable valued at $27,778. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On November 7, 2007 we issued 218,750 shares of our common stock, adjusted for our reverse stock split effective January 11, 2008, at $0.032 per share to Sat Dewan for cash in the amount of $7,000. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On December 10, 2007 we issued 162,309 shares of our common stock, adjusted for our reverse stock split effective January 11, 2008, at $0.064 per share to Dominic Antonini to retire accounts payable in the amount of $10,388. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On December 14, 2007 we issued 625,000 shares of our common stock, adjusted for our reverse stock split effective January 11, 2008, at $0.0768 per share to Susan Pursel for consulting services rendered in the amount of $48,000. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On December 14, 2007 we issued 625,000 shares of our common stock, adjusted for our reverse stock split effective January 11, 2008, at $0.0768 per share to Dan Plenzo for consulting services rendered in the amount of $48,000. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On December 21, 2007 we issued 187,500 shares of our common stock, adjusted for our reverse stock split effective January 11, 2008, at $0.064 per share to Susan Pursel for consulting services rendered in the amount of $12,000. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On January 17, 2008 we issued 4,197,646 shares of our common stock at $0.064 per share to 12 note holders to convert notes payable in the amount of $268,649. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

On January 17, 2008 we issued 62,500 shares of our common stock at $0.15 per share to Paul Lengemann for consulting services rendered in the amount of $9,375. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.
On January 23, 2008 we issued 3,173,612 shares of our common stock at $0.064 per share to various entities to convert notes payable in the amount of $203,111.  The shares were issued in reliance on Section 4 (1) of the Securities Act of 1933 and do not contain a restrictive legend.

ITEM 3. DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the third quarter of fiscal 2008.

ITEM 5. OTHER INFORMATION.

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

10.9 Walton Hansen note dated August 4, 2006******

10.10 William Goatley note dated September 5, 2006******

10.11 Restated Bylaws of IElement dated December 6, 2006***

10.12 Management Services and Vendor Agreement****

10.13 Security Agreement****

10.14 Secured Promissory Note****

10.15 Secured Promissory Note****

10.16 Factor Assignment Agreement*****

10.17 Guarantee Agreement*****

10.18 Guarantee Agreement*****

10.19 Stock Purchase Agreement with Ivan Zweig effective December 20, 2007*******

10.20  Form of Release of Employment Agreement*******

10.21  Form of Release of Consulting Agreement*******

10.22  Form of Indemnity Agreement*******

10.23  Stock Purchase Agreement with Newsgrade Corporation dated Dec. 20, 2007*******

10.24  Form of Convertible Promissory Note*******

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

***Previously filed with the Form S-8 filed on December 12, 2006.

****Previously filed with the Form S-8 filed on January 4, 2007.

*****Previously filed with the Form S-8 filed on January 29, 2007.

******Previously filed with the Form 10-Q on November 20, 2006.

******* Previously filed with the Form 8-K on December 28, 2007

(b) Reports on Form 8-K.

On September 18, 2007 we filed a report on Form 8-K regarding the termination of a letter of intent to acquire Micro Data Systems and the removal of Art Eckert from the Board of Directors.

On December 28, 2007 we filed a report on Form 8-K regarding the sale of our subsidiary, I-Element, Inc., the purchase of The Retirement Solution.com, Inc. stock from Newsgrade Corporation in exchange for a promissory note, the grants of stock to Susan Pursel and Paul Lengemann, the departure of Ivan Zweig as CEO, CFO, President and Chairman of the Board of Directors, the departure of Lance Stovall as COO and from the Board of Directors, the appointment of Susan Pursel as CEO, President and Chairman of the Board of Directors, the appointment of Paul Lengemann to the Board of Directors, and the reverse stock split.

On February 2, 2008 we filed a report on Form 8-K regarding the issuance of 3,173,612 shares of our common stock in exchange for the release of indebtedness in the amount of $203,111.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IELEMENT CORPORATION

Date: February 14, 2008

SUSAN PURSEL
/s/ Susan Pursel
Susan Pursel,
Chairman,
Chief Executive Officer,
Chief Financial Officer