Form 10-K
period 2008-03-31
IElement CORP
filed 2008-07-10
CIK 1043105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number: 000-29331

IELEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	76-0270295
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

P.O. Box 279, Lyndeborough, New Hampshire	03082
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603) 654-2488

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,712,744 based on the number of shares held by non-affiliates of the registrant as of May 31, 2008, and based on the closing sale price of common stock as quoted on the OTCBB on September 28, 2007 ($0.112), the last day of the second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of July 7, 2008 was 33,149,501

(DOCUMENTS INCORPORATED BY REFERENCE)
None
IELEMENT CORPORATION.
FORM 10-K
INDEX

		Page
	Part I

Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	N/A
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	N/A
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8.	Financial Statements and Supplementary Data	F-1
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23
Item 9B.	Other Information	23

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	23
Item 11.	Executive Compensation	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions, and Director Independence	26
Item 14.	Principal Accounting Fees and Services	28

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	28

Signatures		30

PART I

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to IElement Corporation and its consolidated subsidiaries.

ITEM 1.  BUSINESS

General

Current Business – Non-Operating Shell Company

Effective on December 20, 2007 with the divestiture of our sole operating subsidiary, we became a non-operating shell corporation. We now intend to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. We intend to devote substantially all of our time to identifying potential merger or acquisition candidates.  There can be no assurances that we will enter into such a transaction in the near future or on terms favorable to us, or that other funding sources will be available.

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

On March 5, 1997, NIC merged with and into Air Epicurean, Inc., the surviving corporation. Effective May 8, 1997, Air Epicurean changed its name to Ikon Ventures, Inc. ("Ikon"). Ikon remained inactive until August 2001 whereupon it acquired in a share-for-share exchange Sutton Online, Inc., a Delaware corporation. On October 31, 2001, Ikon changed its name to Sutton Trading Solutions, Inc.

On April 23, 2003, Sutton Trading Solutions, Inc. changed its name to Global Diversified Acquisition Corp. ("GDAC") to reflect that its principal activity was to seek a business combination with one or more as yet unidentified privately held businesses.

On March 25, 2004, pursuant to an Agreement and Plan of Merger, GDAC acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003 under the laws of the British Virgin Islands. The transaction was effectuated by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding GDAC stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

On November 9, 2004, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with MailKey Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), IElement, Inc., a Nevada Corporation formed in December 2002 ("I-Element") and Ivan Zweig, pursuant to which we agreed to acquire all of the issued and outstanding capital stock of I-Element. This transaction closed on January 19, 2005. At the closing of the Merger, Merger Sub was merged into I-Element, at which time the separate corporate existence of Merger Sub ceased and I-Element continued as the surviving company.

Under the terms of the Merger Agreement, we issued our common stock in exchange for all of the outstanding capital stock of I-Element.  I-Element was a facilities-based nationwide communications service provider that provided state-of-the-art telecommunications services to small and medium sized enterprises ("SMEs"). In connection with the closing of the merger in January 2005, we entered into a letter of intent with Ivan Zweig and Kramerica Capital Corporation ("Kramerica"), a corporation wholly-owned by Mr. Zweig, pursuant to which the parties will enter into an employment agreement with Mr. Zweig whereby he continued to serve as our Chief Executive Officer, a position he had held since March 2003.  In addition, the letter of intent conveyed certain rights to Kramerica in the event of a default by the Company of certain financial obligations associated with the merger.  Effective January 24, 2005, Mr. Zweig was also appointed to our Board of Directors.

On January 19, 2005, upon the consummation of the merger, we issued eight (8) promissory notes to: (a) Kramerica, (b) certain members of Mr. Zweig's immediate family and (c) others in the aggregate amount of $376,956.16 (the "Notes"). The Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of our assets. We did not make any payments on the Notes. On March 25, 2006 each of the Notes were cancelled and we issued new convertible promissory notes to the same individuals in the same principal amount of $376,956.16.

The Note holders have the right to convert all or a portion of the outstanding balance, at any time until the notes are paid in full, into our common stock at a conversion price of $0.035 per share. The aggregate principal of the Kramerica notes was $120,000 and were issued for services rendered prior to issuance. The $50,000 note was originally issued on June 1, 2004 for services prior to that date and was restated subsequent to the merger on January 19, 2005. The remaining $70,000 note was issued on January 19, 2005 for services rendered prior to that date. On October 6, 2006 we reached agreements with the holders of these eight Notes to extend the first payment date until April 1, 2007. We did not make any payments on the Notes.

On August 1, 2005, we filed with the SEC an Information Statement on Schedule 14C to change our name from MailKey Corporation to IElement Corporation. Concurrent with this name change, we received a new stock trading symbol (IELM.OB) on the NASDAQ Over-the-Counter Electronic Bulletin Board.  We also received stockholder consent to amend our Articles of Incorporation to increase the number of shares of common stock authorized from 100 million shares to 2 billion shares, and to authorize 200 million shares of Blank Check Preferred Stock., none of which have been designated or issued.

On August 8, 2005, Tim Dean-Smith and Susan Walton resigned their positions on our Board of Directors (the “Board”). The resignations of Mr. Dean-Smith and Ms. Walton were consistent with the expectations of the parties pursuant to the terms of our merger with I-Element in January 2005, and did not arise from any disagreement on any matter relating to operations, policies, practices or the general direction of the Company. Neither Mr. Dean-Smith nor Ms. Walton served on any subcommittees of the Board.  Ivan Zweig was appointed as the interim Chief Financial Officer and to the Board.

In March 2006, Ivan Zweig, as our only Director, appointed Lance Stovall and Ken Willey to the Board of Directors until the next annual meeting, at which time all three Directors were up for re-election. On December 6, 2006 the Board of Directors unanimously appointed Charles Carlson to the Board of Directors until the next annual meeting.

On December 15, 2006 at our annual shareholders meeting, Ivan Zweig, Lance Stovall and Ken Willey were re-elected to the Board of Directors. Charles Carlson also continued to serve his initial term on the Board of Directors but was not up for re-election. Mr. Carlson resigned his position on the Board of Directors in April 2007. His resignation did not arise from any disagreement on any matter relating to operations, policies, practices or the general direction of the Company.

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

On June 19, 2007, we reached agreement with the eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes was due on April 1, 2008. Four of these eight Note holders received on June 19, 2007 a total of 5,400,000 shares of our common stock  in exchange for extension of the principle repayment terms.  On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two  notes as of March 31, 2008was $173,845.

On June 27, 2007, Ken Willey resigned from his position on the Board of Directors. His resignation did not arise from any disagreement on any matter relating to operations, policies, practices or the general direction of the Company.

On August 7, 2007 our Board of Directors unanimously appointed Art Eckert to the Board until the next annual meeting. On September 13, 2007 the Board removed Art Eckert from the Board. Mr. Eckert was removed as a result of the termination of negotiations with Micro Data Systems regarding a potential merger transaction. Mr. Eckert was previously appointed to the Board of Directors as an advisor to Micro Data Systems and to assist in the due diligence process.

On December 20, 2007 we sold our main operating subsidiary, I-Element, Inc. along with certain assets and liabilities related to that telecommunications business, to Ivan Zweig.  In conjunction with this transaction, Mr. Zweig released us from any and all liability under his employment agreement as well as a consulting agreement with Kramerica, both dated January 1, 2007, and resigned all officer and director positions he held with us.  In addition, Mr. Zweig agreed to cancel all of his outstanding warrants and options to purchase our capital stock.  Mr. Zweig and I-Element also agreed to indemnify us from liabilities arising prior to December 20, 2007.

On December 20, 2007, we entered into a Stock Purchase Agreement with Newsgrade Corporation (“Newsgrade”), pursuant to which we agreed to purchase from Newsgrade one (1) million shares of common stock of The Retirement Solutions.com, Inc. (“TRS”).  As consideration for the purchase, we agreed to pay to Newsgrade at closing $200,000 in the form of a Convertible Promissory Note (the “Convertible Note”) due and payable one year from issuance with 10% interest and convertible into shares of our common stock.

On December 20, 2007 and December 24, 2007, our Board of the Directors appointed Susan Pursel and Paul Lengemann to the Board of Directors, respectively.  Also effective December 20, 2007 Susan Pursel was appointed as our Chairman, Chief Executive Officer, President, Secretary and Treasurer.  That same day, Lance Stovall resigned from the Board of Directors.

Susan Pursel and Paul Lengemann are currently our sole officers and directors.  Ms. Pursel and Mr. Lengemann shall serve until the next annual meeting.  Ms. Pursel is a minority stockholder of Newsgrade and former President of StockDataNews.com, Inc., a wholly owned subsidiary of Newsgrade. Mr. Lengemann was President of Stockdiagnostics.com, Inc., a wholly owned subsidiary of Newsgrade between 2002 and 2004.

Our Board of Directors on December 27, 2007 approved a reverse split of our common stock in a ratio of one (1) new share for every sixteen (16) existing shares of common stock. Our  authorized shares of common stock was proportionately reduced.  The record and effective date of the reverse split was January 11, 2008.

On January 22, 2008 we issued a total of 3,173,612 post split (50,777,778 pre-split) shares of common stock in exchange for the release of indebtedness in the total amount of $203,111.  The debt was evidenced by Notes issued to Kramerica, Inc., Ivan Zweig and his family,  who had sold the debt to third parties prior to the conversion.

Recent Former Business – Telecommunications Company

Prior to the sale of I-Element, we were a facilities-based nationwide communications service provider that offered telecommunications services to small and medium sized businesses.  As a facilities-based provider, we owned our own network equipment including telephone switches. That is, we sold local and long distance telephone service and Internet access primarily via digital T-1 connections and tailored the particular service to the customer's needs by regulating bandwidth, number of telephone lines, and type of service. Our Layer 2 Private Network  service allowed businesses with multiple locations to connect all of their locations securely without the use of firewalls or encryption devices and without routing traffic over the internet.  In addition, we developed, tested and deployed our Voice over Internet Protocol service. We had a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas, Chicago and smaller facilities in ten other cities.

In addition to the above operations, from December 2006 through August 30, 2007 we provided management and vendor services, on behalf of Sutioc Enterprises, Inc., to Sutioc’s customer base of wireless subscribers.

As our revenue and customer base continued to decline and competition in the telecommunications industry continued to increase, our business model suffered in two respects. First, our customers left us for other providers and second, when we did renew our customers' contracts, we did so at rates up to 20 percent lower than they had been paying. To combat this revenue attrition, we intended to partner with a company that has a dedicated sales force. This would have allowed us to pursue new customers that more than replaced the revenue lost to attrition.

Our overall financial condition improved significantly with the completion of our private equity placement in January 2006 and the increased liquidity it brought. Since that time, however, our overall financial condition continued to deteriorate.  Our telecommunications business was failing because of our negative cash flow.  While we pursued a number of business combinations and fundraising opportunities, we were unable to complete an acquisition or secure adequate funding.  Consequently, we enhanced our financial position by selling I-Element, Inc. and exiting the telecommunications business on December 20, 2007.

We previously factored most of our accounts receivable with an outside agency until December 20, 2007 whereupon we ceased such activity in connection with the sale of I-Element, Inc.

As of July 7, 2008 we had six (6) subsidiaries: (a) I-Element, (b) IElement Telephone of California formed on November 14, 2005 to acquire and administer a telecommunications license in the state of California, (c) IElement Telephone of Arizona formed on March 13, 2006 to acquire and administer a telecommunications license in the state of Arizona, (d) IElement Telephone of Nevada, Inc. formed on July 11, 2006 to acquire and administer a telecommunications license in the state of Nevada, (e) IElement Telephone of Kentucky, Inc. formed on December 29, 2006 to acquire and administer a telecommunications license in the state of Kentucky, and (f) IElement Telephone of Pennsylvania, Inc. formed on December 29, 2006 to acquire and administer a telecommunications license in the state of Pennsylvania.  None of these subsidiaries are active.

General Regulatory Overview

Prior to the sale of I-Element, we were subject to federal, state and local governmental regulation.  Telecommunications service providers are subject to the requirements and restrictions arising under the Communications Act of 1934 as modified in part by the Telecommunications Act of 1996, state utility laws, and the rules and policies of the Federal Communications Commission, state regulators and other governmental entities. The FCC has jurisdiction over all telecommunications carriers to the extent that they provide interstate or international communications services in the U.S.  The FCC also has jurisdiction over certain issues relating to interconnection between providers of local exchange service and the provision of service via fixed wireless spectrum.  Additionally, municipalities and other local government agencies may regulate limited aspects of the telecommunications business, such as use of government-owned rights-of-way, and may require permits such as zoning approvals and building permits.

Competition

We competed with both competitive local exchange carriers who leased access lines from incumbent local exchange carriers as well as the local carriers themselves. Some of our competitors had substantially greater financial resources than we did and were able to offer prospective customers discounts or subsidies that are substantially greater than we could offer. In addition,  we competed with internet service providers to some extent.

Current Business Plan

We are a shell company in that we have nominal operations and nominal assets. At this time, our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We intend to promote ourselves privately.  We have not yet begun such promotional activities. We anticipate that the selection of a business opportunity in which to participate will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders, and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We have, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. On March 31, 2008, we had a cash balance of approximately $3,609 and a cash equivalents balance of $153,125.  However, we believe we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10Q’s, 10K's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act.  We have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken with such outside assistance as is appropriate. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through our present associations. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors.

We expect to meet personally with management and key personnel of the business opportunity as part of the investigation. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that we may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, we will be expected to conduct a due diligence review.

We may from time to time utilize outside consultants or advisors to effectuate our business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee would be paid in stock and not in cash.

We will not restrict our search for any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

We intend to devote such time as is necessary to carry out our affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to our plan of operation.

We intend to conduct our activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

At present, we are a development stage company with no revenues and no specific business plan or purpose. Our business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and our shareholders will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell our stock. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Employees

As of April 30, 2008, we had one full time employee.   The Company does not anticipate hiring additional employees in the near future.

ITEM 1A.  RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating the Company and our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

We Are A Non-Operating Shell Company.

We are a public shell company with no operations and we are seeking to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. There can be no assurances that we will be successful in identifying acquisition candidates or that if identified we will be able to consummate a transaction on terms acceptable to us.

We Have A Limited Operating History And Minimal Assets And Have Had No Operations And Generated No Revenues Since December 2007.

We have a limited operating history, and have had no operations since December 2007 and no revenues or earnings from operations since approximately December 2007. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Our Auditor Has Raised Doubt As To Whether We Can Continue As A Going Concern.

We have not generated any revenues nor have we had any operations since December 2007. We had cash and cash equivalents of $156,734 and an accumulated deficit of $6,405,526 as of March 31, 2008. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

We Have Not Paid Dividends To Our Stockholders.

We have never paid, nor do we anticipate paying, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends.

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Not Eligible To Sell Our Securities Pursuant To Rule 144, Due To Our Status As A “Blank Check” Company And A “Shell Company”

We are characterized as both a “blank check” company and a “shell company.” The term "blank check company" is defined as a company that is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.  Because we are a “blank check” company, Rule 144 of the Securities Act of 1933, as amended (“Rule 144”) is not available to our shareholders and we are required to comply with additional SEC rules regarding any offerings we may undertake.

Additionally, pursuant to Rule 144, a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until: (a) we have ceased to be a “shell company; (b) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-shell company.  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a shell company, any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a shell company and have complied with the other requirements of Rule 144, as described above.

As a result of us being a blank check company and a shell company, it will be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Additionally, as we may not ever cease to be a blank check company or a shell company, investors who hold our securities may be forced to hold such securities indefinitely.

There May Be Conflicts Of Interest Between Our Management And Our Non-Management Stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

The Nature Of Our Proposed Operations Is Highly Speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

The Competition For Business Opportunities And Combinations Is Great.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We Have No Current Agreements In Place For A Business Combination Or Other Transaction, And We Currently Have No Standards For Potential Business Combinations, And As A Result, Our Management Has Sole Discretion Regarding Any Potential Business Combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Reporting Requirements May Delay Or Preclude An Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired and a detailed description of the business operations and risks associated with such company's operations. The time and additional costs that may be incurred by some target companies to prepare such financial statements and descriptive information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Additionally, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We Have Not Conducted Any Market Research Regarding Any Potential Business Combinations.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

We Do Not Plan To Diversify Our Operations In The Event Of A Business Combination.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company. Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Any Business Combination Will Likely Result In A Change In Control And In Our Management.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present management of the Company and a corresponding reduction in or elimination of participation in the future affairs of the Company.

Reduction Of Percentage Share Ownership Following Business Combination.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and could therefore result in a change in control of our management.

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business.

We have had no revenues from operations for approximately the past four (4) months. We have had no operations for approximately the past five (5) months. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

We May Be Forced To Rely On Unaudited Financial Statements In Connection With Any Business Combination.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given; however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2.  PROPERTY

We leased office space for our corporate headquarters and principal offices at 13714 Gamma Road, Suite 120 Farmers Branch, TX 75244.  The lease payable on a month-to-month basis at $3,284 per month. As of December 20, 2007 the lease was assigned to I-Element, Inc.  in connection with the sale to Mr. Zweig.

We share office space with our President and Director, Susan Pursel at 61 Brandy Brook, Road, Lyndeborough, NH 03082. The Company does not have a lease and the Company pays no rent for the leased space. The Company does not own any properties nor does it lease any other properties. The Company does not believe it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations as described herein.

Our mailing address is P.O. Box 279,  Lyndeborough,  New Hampshire 03082.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "IELE.OB". Prior to April 2005, there was no active market for our common stock. We have a March 31 fiscal year.

Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of our common stock (broken-down into fiscal quarters) for the periods indicated as reported on the OTC Bulletin:

Quarter Ended	Bid High	Bid Low
Fiscal Year 2008
March 31, 2008	$0.4	$0.007
December 31, 2007	$0.4	$0.001
September 30, 2007	$0.024	$0.001
June 30, 2007	$0.02	$0.01
Fiscal Year 2007
March 31, 2007	$0.04	$0.02
December 31, 2006	$0.05	$0.03
September 30, 2006	$0.08	$0.028
June 30, 2006	$0.08	$0.04

As of March 31, 2008, there were 309 holders of record of our common stock and approximately 500 beneficial holders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

On May 20, 2008 we issued a total of  1,200,000 shares of our common stock to Bluewell, LLC for consulting services rendered valued at $12,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On May 20, 2008 we issued a total of  1,000,000 shares of our common stock to Probatus Financial Advisors  for consulting services rendered valued at $10,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On May 20, 2008 we issued a total of  800,000 shares of our common stock to GDBC, Inc. for consulting services rendered valued at $8,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On May 20, 2008 we issued a total of  1,000,000 shares of our common stock to Vista Capital, S.A. for consulting services rendered valued at $10,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On May 20, 2008 we issued a total of  600,000 shares of our common stock to Euro Market Advisory, Inc. for consulting services rendered valued at $6,000.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On May 19, 2008 we issued a total of 750,000 shares of our common stock to Susan Pursel, our Chief Executive Officer, as a bonus for services rendered.  The shares were valued at $.01 per share or $7,500 total value.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

On January 23, 2008 we issued 3,173,612 shares of our common stock at $0.064 per share to various entities to convert notes payable in the amount of $203,111.  The shares were issued in reliance on Section 3(9) of the Securities Act of 1933.

On January 17, 2008 we issued 4,197,646 shares of our common stock at $0.064 per share to 12 note holders to convert notes payable in the amount of $268,649. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933.

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

On December 21, 2007 we issued 625,000 shares of our common stock, adjusted for our reverse stock split effective January 11, 2008, at $0.064 per share to Susan Pursel for consulting services rendered in the amount of $40,000. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

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

On July 23, 2007 we issued 1,000,000 shares of our common stock at $0.012 per share to Michael Bloch for a total value of $12,000 to pay for interest. The shares were issued in reliance on Section 4(2) and/or Section 3(9) of the Securities Act of 1933 and contain a restrictive legend in accordance with Rule 144.

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

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.

Plan of Operations - Overview

Our current business objective for the next twelve (12) months is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately twelve (12) months and beyond will be paid with our current cash and other current assets on hand and through funds raised through other sources, which may not be available on favorable terms, if at all.  Such costs include filing of Exchange Act reports, and costs relating to consummating an acquisition.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007

Revenues

Revenues were $-0- for the fiscal year ended March 31, 2008.  Revenues for March 31, 2007 in the amount of $3,776,639 was reclassified upon the sale of our operating subsidiary.  This decrease was due to our ceasing operations in December 2007.

Operating Expenses

Operating expenses excluding cost of revenues for the fiscal year ended March 31, 2008 were $255,063 compared to $3,616,618 for the year ended March 31, 2007.

(Loss) From Continuing Operations

Loss from continuing operations for the year ended March 31, 2008 was $255,063 as compared to $104,849 for the year ended March 31, 2007. The net loss is primarily attributable to the discontinued operations from our telecommunications business.

(Loss) From Discontinued Operations

Loss from discontinued operations was $1,430,901  for the year ended March 31, 2008 and $2,150,705  for the year ended March 31, 2007.

Net (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was $1,746,563 for the fiscal year ended March 31, 2008 compared to a loss of $2,255,554  for the year ended March 31, 2007. Net loss per common share for continued operations was $.02 and for discontinued operations was $0.07 for the year ended March 31, 2008 and for continued operations was $.01 and for discontinued operations was $0.19 for the year ended March 31, 2007.

The higher loss in the year ended March 31, 2008 when compared with the year ended March 31, 2007 is primarily attributable to the discontinued operations from our telecommunications business.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of March 31, 2008 we had a cash and cash equivalents balance of $156,734 consisting of $3,609 in cash and $153,125 in marketable securities.

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

The Company has 17 notes payable at March 31, 2008 in the aggregate principal and interest amount of $1,230,097 owed to 7 note holders. As of March 31, 2008 we were current in all obligations except for past due total payments of $460,094 on 10 notes.   No default has been declared. The following is a more detailed discussion of the 17 notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principal repayment terms.. This amount was recorded as interest expense.

In January 2008, six of these Notes were sold by the note holder.  In particular, the $50,000 note to Kramerica, the $55,611 note to Mary Francis Straight, the $20,000 note to Heather Walther, the $30,000 note to Peter Walther, the $20,000 note to Richard Zweig and the $27,500 note to Richard Zweig IRA were sold to third parties.  On January 23, 2008, we converted the six notes to 3,173,612 shares of the Company’s common stock.  The two remaining notes are the $70,000 note to Kramerica and the $103,845 note to Straight Grandchildren Trust.  Both of these notes are now owned by Kramerica.

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. The current principle and interest balance on this note as of March 31, 2008 was $28,320.

On August 8, 2005, IElement issued four promissory notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006. We did not make any payments on these notes.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of March 31, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants.  Those warrants expired unexercised on December 30, 2007.  The current principle and interest balance on this note as of March 31, 2008 was $118,295.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bore a ten percent interest rate and matured on December 19, 2006.   The current principle and interest balance on this note as of December 31, 2007 was $23,096.  On January 17, 2008 this note was converted to shares of the Company’s common stock.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bore a ten percent interest rate and matured when we secured funding from exercise of outstanding warrants. On October 9, 2007, this note was converted into shares of our common stock.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bore a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of December 31, 2007 was $67,972. On January 17, 2008 this note was converted into shares of our common stock.

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007.  On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock.  On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500.  The current principle and interest balance on this note as of March 31, 2008 was $110,961. This note is secured by substantially all of our assets.  We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000.  The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate.  The note was assumed by GDBC, Inc. on January 31, 2008.  The current principle and interest balance on this note payable as of March 31, 2008 was $222,364.  We are currently renegotiating the terms of this note.

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

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $44,482.  This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $80,102. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively.  They each bear a ten percent interest rate.  The current principle and interest balances due on these notes as of March 31, 2008 were $15,797 and $35,927, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $46,194.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $16,826.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $18,601.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $155,287.

On January 18, 2008 we issued a secured note payable to GDBC, Inc. in the amount of $5,340 that bears a ten percent interest rate and is due on January 18, 2009.  The current principle and interest balance on this note as of March 31, 2008 was $5,473. This note is secured by the assets of the company.

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009.  The current principle and interest balance on this note as of March 31, 2008 was $122,992. This note is secured by the assets of the company.

Our total debt servicing requirements on the 17 outstanding promissory notes over the next 12 months will be approximately $1,109,569.  However, we are currently negotiating further conversions.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

IELEMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

IELEMENT CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

TABLE OF CONTENTS

Consolidated Audited Financial Statements:

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of March 31, 2008 and 2007	F-4

Consolidated Statements of Operations for the Years Ended March 31, 2008 and 2007	F-5

Consolidated Statements of Changes in Stockholders' (Deficit) for the Years Ended March 31, 2008 and 2007	F-6 - F-7

Consolidated Statements of Cash Flows for the Years Ended March 31, 2008 and 2007	F-8 - F-9

Notes to Consolidated Financial Statements	F-10 - F-28

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4148
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
IElement Corporation
Lyndeborough, New Hampshire 03082

We have audited the accompanying consolidated balance sheets of IElement Corporation (the "Company") as of March 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two-year period ended March 31, 2008. IElement Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IElement Corporation as of March 31, 2008 and 2007 and the results of its operations and cash flows for each of the years in the two-year period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Marlton, New Jersey 08053

June 27, 2008

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2007

ASSETS
	March 31,	March 31,
	2008	2007
		(Reclassified)
CURRENT ASSETS:
Cash and cash equivalents	$156,734	$-
Assets held for sale	-	1,123,997

TOTAL ASSETS	$156,734	$1,123,997

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$1,109,569	$511,499
Accounts payable and accrued expenses	51,578	-
Liabilities held for sale	-	1,967,201

Total current liabilities	1,161,147	2,478,700

LONG-TERM LIABILITIES:
Notes payable, net of current portion	120,528	255,935

Total long-term liabilities	120,528	255,935

Total Liabilities	1,281,675	2,734,635

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value, 12,500,000 and 200,000,000 shares authorized at March 31, 2008 and 2007, respectively; -0- shares issued and outstanding
at March 31, 2008 and 2007, respectively.	-	-
Common stock, $.001 Par Value, 125,000,000 and 2,000,000,000 shares authorized at March 31, 2008 and 2007, respectively; 27,799,501 and 14,400,957 shares
issues and outstanding at March 31, 2008 and 2007, respectively.	27,800	14,401
Additional paid-in capital	5,075,028	3,768,367
Additional paid-in capital - warrants	177,757	177,757
Unearned compensation expense	-	(12,200)
Subscription receivable	-	(900,000)
Accumulated deficit	(6,405,526)	(4,658,963)

Total Stockholders' (Deficit)	(1,124,941)	(1,610,638)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$156,734	$1,123,997

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Year Ended
	March 31,	March 31,
	2008	2007
		(Reclassified)
OPERATING REVENUE:
Income from continuing operations	$-	$-

OPERATING EXPENSES
General and administrative	255,063	104,849

Total Operating Expenses	255,603	104,849

(LOSS) FROM CONTINUING OPERATIONS	(255,603)	(104,849)

OTHER INCOME (EXPENSE)
Gain (Loss) on short-term investment	(37,162)	-
Interest income	-	-
Interest expense	(22,897)	-

Total Other Income (Expense)	(60,059)	-

(LOSS) FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(315,662)	(104,849)

Provision for Income Taxes	-	-

(LOSS) FROM CONTINUING OPERATIONS	(315,662)	(104,849)

(LOSS) FROM DISCONTINUED OPERATIONS
(Loss) from discontinued operations	(1,430,901)	(2,150,705)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(1,746,563)	$(2,255,554)

NET (LOSS) PER BASIC AND DILUTED COMMON SHARES
Continuing operations: basic and diluted	$(0.02)	$(0.01)

Discontinued operations: basic and diluted	$(0.07)	$(0.19)

TOTAL NET (LOSS) PER BASIC AND DILUTED COMMON SHARES	$(0.09)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	19,224,007	11,397,445

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

				Additional
			Additional	Paid - In		Unearned
	Common Stock		Paid - In	Capital-	Accumulated	Compensation	Subscription
	Shares	Amount	Capital	Warrants	Deficit	Expense	Receivable	Total

Balance March 31, 2006	9,939,566	$9,940	$1,210,507	$177,757	$(2,403,409)	$(12,200)	$-	$(1,017,405)

Issuance of 297,896 pre-split shares at
$0.06 per share
for conversion of accounts
payable	18,619	19	17,855	-	-	-	-	17,874

Issuance of 14,518,730 pre-split shares at
$0.04 per share
for services rendered	907,421	907	579,843	-	-	-	-	580,750

Employees earned 18.75% of the
17,100,000 stock options
granted on 8/29/06	-	-	133,893	-	-	-	-	133,893

Issuance of 622,000 pre-split shares at
$0.04 per share
for services rendered	38,875	39	24,841	-	-	-	-	24,880

Issuance of 5,231,343 pre-split shares at
$0.035 per share
for conversion of notes payable	326,959	327	182,770	-	-	-	-	183,097

Issuance of 170,000 pre-split shares at
$0.03 per share
for services rendered	10,625	11	5,089	-	-	-	-	5,100

Issuance of 3,250,000 pre-split shares at
$0.04 per share
for services rendered	203,125	203	129,797	-	-	-	-	130,000

Issuance of 750,000 pre-split shares at
$0.028 per share
for conversion of accounts
payable	46,875	47	20,953	-	-	-	-	21,000

Issuance of 600,000 pre-split shares at
$0.03 per share
for services rendered	37,500	37	17,963	-	-	-	-	18,000

Issuance of 200,000 pre-split shares at
$0.037 per share
for services rendered	12,500	12	7,388	-	-	-	-	7,400

Issuance of 5,000,000 pre-split shares at
$0.04 per share
for services rendered	312,500	312	199,688	-	-	-	-	200,000

Issuance of 30,000,000 pre-split shares at
$0.03 per share
in exchange for a subscription
receivable	1,875,000	1,875	898,125	-	-	-	(900,000)	-

Employees earned 6.25% of the
stock options
granted on 8/29/06 & 9/11/06	-	-	44,841	-	-	-	-	44,841

Issuance of 500,000 pre-split shares at
$0.023 per share
for conversion of accounts
payable	31,250	31	11,043	-	-	-	-	11,074

Issuance of 3,850,000 pre-split shares at
$0.026 per share
for services rendered	240,625	241	99,859	-	-	-	-	100,100

Issuance of 1,500,000 pre-split shares at
$0.025 per share
for services rendered	93,750	94	37,406	-	-	-	-	37,500

Issuane of 600,000 pre-split shares at
$0.029 per share
for services rendered	37,500	38	17,362	-	-	-	-	17,400

Issuance of 1,000,000 pre-split shares at
$0.021 per share
for conversion of accounts
payable	62,500	62	20,938	-	-	-	-	21,000

Issuance of 1,387,500 pre-split shares at
$0.01 per share
for exercise of employee stock
options	86,719	87	13,789	-	-	-	-	13,876

Issuance of 1,000,000 pre-split shares at
$0.025 per share
for services rendered	62,500	62	24,938	-	-	-	-	25,000

Issuance of 904,790 pre-split shares at
$0.025 per share
for conversion of accounts
payable	56,549	57	22,563	-	-	-	-	22,620

Employees earned 6.25 % of the
stock options
granted on 8/29/06 and 9/11/06	-	-	46,916	-	-	-	-	46,916

Net loss for the year ended
March 31, 2007	-	-	-	-	(2,255,554)	-	-	(2,255,554)

Balance March 31, 2007	14,400,957	$14,401	$3,768,367	$177,757	$(4,658,963)	$(12,200)	$(900,000)	$(1,610,638)

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

				Additional
			Additional	Paid - In		Unearned
	Common Stock		Paid - In	Capital-	Accumulated	Compensation	Subscription
	Shares	Amount	Capital	Warrants	Deficit	Expense	Receivable	Total

Balance March 31, 2007	14,400,957	$14,401	$3,768,367	$177,757	$(4,658,963)	$(12,200)	$(900,000)	$(1,610,638)

Issuance of 4,500,000 pre-split shares
at $0.011 per share
for services rendered	281,250	281	49,219	-	-	-	-	49,500

Issuance of 3,000,000 pre-split shares
at $0.01 per share
for services rendered	187,500	188	29,812	-	-	-	-	30,000

Issuance of 1,500,000 pre-split shares
at $0.01 per share
for exercise of employee stock
options	93,750	94	14,906	-	-	-	-	15,000

Issuance of 5,400,000 pre-split shares
at $0.011 per share for extension
of promissory notes	337,500	338	59,062	-	-	-	-	59,400

Issuance of 3,094,930 pre-split shares
at $0.01 per share
for conversion of accounts
payable	193,433	193	30,756	-	-	-	-	30,949

Employees earned 6.25% of the
stock options
granted on 8/29/06 & 9/11/06	-	-	47,156	-	-	-	-	47,156

Issuance of 31,000,000 pre-split shares
at $0.012 per share
for services rendered	1,937,500	1,938	370,062	-	-	-	-	372,000

Issuance of 6,000,000 pre-split shares at
$0.011 per share
for services rendered	375,000	375	65,625	-	-	-	-	66,000

Issuance of 2,000,000 pre-split shares at
$0.01 per share
for services rendered	125,000	125	19,875	-	-	-	-	20,000

Issuance of 1,000,000 pre-split shares at
$0.012 per share for extension
of promissory notes	62,500	63	11,937	-	-	-	-	12,000

Issuance of 25,000 pre-split shares at
$0.01 per share
for exercise of employee stock
options	1,563	2	248	-	-	-	-	250

Cancellation of 24,000,000 pre-split shares
previously issued at $0.012 per share
for services rendered	(1,500,000)	(1,500)	(286,500)	-	-	-	-	(288,000)

Issuance of 7,000,000 pre-split shares at
$0.009 per share
for severance	437,500	437	62,563	-	-	-	-	63,000

Employees earned 6.25% of the
stock options
granted on 8/29/06 and 9/11/06	-	-	47,036	-	-	-	-	47,036

Issuance of 3,500,000 pre-split shares at
$0.002 per share
for cash	218,750	219	6,781	-	-	-	-	7,000

Issuance of 6,944,500 pre-split shares at
$0.004 per share
for conversion of notes payable	434,031	434	27,344	-	-	-	-	27,778

Issuance of 11,875,183 pre-split shares at
$0.003 per share
for services rendered	742,199	742	34,893	-	-	-	-	35,635

Issuance of 5,000,000 pre-split shares at
$0.005 per share
for conversion of accounts
payable	312,500	312	24,688	-	-	-	-	25,000

Issuance of 2,596,943 pre-split shares at
$0.004 per share
for conversion of accounts
payable	162,309	162	10,226	-	-	-	-	10,388

Issuance of 2,000,000 pre-split shares at
$0.005 per share
for services rendered	125,000	125	9,875	-	-	-	-	10,000

Issuance of 20,000,000 pre-split shares at
$0.0048 per share
for services rendered	1,250,000	1,250	94,750	-	-	-	-	96,000

Issuance of 3,000,000 pre-split shares at
$0.004 per share
for services rendered	187,500	187	11,813	-	-	-	-	12,000

Employees earned 6.25% of the
stock options
granted on 8/29/06 and 9/11/06	-	-	45,416	-	-	-	-	45,416

Issuance of 62,500 post-split shares at
$0.15 per share
for services rendered	62,500	62	9,313	-	-	-	-	9,375

Issuance of 4,197,647 post-split shares at
$0.064 per share for conversion of
notes payable on January 17, 2008	4,197,647	4,198	264,451	-	-	-	-	268,649

Issuance of 3,173,612 post-split shares at
$0.064 per share for conversion of
notes payable on January 17, 2008	3,173,612	3,174	199,938	-	-	-	-	203,112

Expense unearned compensation	-	-	-	-	-	12,200	-	12,200

Write-off of subscription receivable	-	-	-	-	-	-	900,000	900,000

Employees earned 6.25% of the
stock options
granted on 8/29/06 and 9/11/06	-	-	45,416	-	-	-	-	45,416

Net loss for the year ended
March 31, 2008	-	-	-	-	(1,746,563)	-	-	(1,746,563)

Balance March 31, 2008	27,799,501	$27,800	$5,075,028	$177,757	$(6,405,526)	$-	$-	$(1,124,941)

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Year Ended
	March 31,	March 31,
	2008	2007
		(Reclassified)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(315,662)	$(104,849)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Stock issued for services	9,375	-
Stock based employee compensation	45,416	-
Loss on short-term investment	(37,162)	-

Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	37,898	-
Increase in accrued interest payable	28,318	-

Net cash (used in) operating activities of continuing operations	(231,817)	(104,849)

Net loss from discontinued operations	(1,430,901)	(2,150,705)
Net effect on cash flow from disposal of subsidiary	(81,988)	1,494,936

Total cash provided by (used in) operating activities of discontinued operations	(1,512,889)	(655,769)

Total cash provided by (used in) operating activities	(1,744,706)	(760,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of marketable securities	15,000	-

Total cash provided by (used in) investing activities from continuing operations	15,000	-

Adjustments to reconcile total cash provided by investing activities
from discontinued operations	(76,395)	(107,164)

Total cash provided by (used in) investing activities	(61,395)	(107,164)

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Year Ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITES
Payments of notes payable	$(50,000)	$-
Proceeds from notes payable	125,340	-
Payments of accrued interest	(3,648)	-

Total cash provided by financing activities from continuing operations	71,692	-

Adjustments to reconcile total cash provided by financing activities
from discontinued operations	1,725,791	313,684

Total cash provided by financing activities	1,797,483	313,684

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(8,618)	(554,098)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR - CONTINUING OPERATIONS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR - DISCONTINUED OPERATIONS	165,352	719,450

CASH AND CASH EQUIVALENTS - END OF YEAR -
CONTINUING OPERATIONS	$156,734	$165,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$19,522	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Accounts payable converted to equity	$66,337	$72,568

Common stock issued for subscription receivable	$-	$900,000

Notes payable and accrued interest converted to equity	$499,539	$183,097

Stock issued for extension of due dates on promissory notes	$71,400	$-

Stock issued for services	$490,760	$1,167,129

Stock based compensation	$185,024	$225,650

The accompanying notes are an integral part of these consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

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

On March 5, 1997, NIC merged with and into Air Epicurean, Inc., the surviving corporation. Effective May 8, 1997, Air Epicurean changed its name to Ikon Ventures, Inc. ("Ikon"). Ikon remained inactive until August 2001 whereupon it acquired in a share-for-share exchange Sutton Online, Inc., a Delaware corporation. On October 31, 2001, Ikon changed its name to Sutton Trading Solutions, Inc.

On April 23, 2003, Sutton Trading Solutions, Inc. changed its name to Global Diversified Acquisition Corp. ("GDAC") to reflect that its principal activity was to seek a business combination with one or more as yet unidentified privately held businesses.

On March 25, 2004, pursuant to an Agreement and Plan of Merger, GDAC acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003 under the laws of the British Virgin Islands. The transaction was effectuated by the issuance of shares such that the former MKSS shareholders owned approximately 90% of the outstanding GDAC stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION – (CONTINUED)

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION – (CONTINUED)

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION – (CONTINUED)

On June 19, 2007, we reached agreement with the eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes was due on April 1, 2008. Four of the eight Note holders received on June 19, 2007 a total of 5,400,000 shares of our common stock  in exchange for extension of the principle repayment terms. On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock.  The total aggregate principle balance of the remaining two notes as of March 31, 2008 was $173,845.

On June 27, 2007 Ken Willey resigned from his position on the Board of Directors.  His resignation did not arise from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.

On August 7, 2007 the Board of Directors unanimously appointed Art Eckert to the Board of Directors until the next annual meeting.  On September 13, 2007 the Board removed Art Eckert from the Board.  Mr. Eckert was removed as a result of the termination of negotiations with Micro Data Systems regarding a potential merger transaction. Mr. Eckert was previously appointed to the Board of Directors as an advisor to Micro Data Systems and to assist in the due diligence process.

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

On December 20, 2007, we entered into a Stock Purchase Agreement with Newsgrade Corporation (“Newsgrade”), pursuant to which we agreed to purchase from Newsgrade one (1) million shares of common stock of The Retirement Solutions.com, Inc. (“TRS”).  As consideration for the purchase, we agreed to pay to Newsgrade at closing $200,000 in the form of a Convertible Promissory Note (the “Convertible Note”) due and payable one year from issuance with 10% interest and convertible into shares of our common stock.

On December 20, 2007 and December 24, 2007, our Board of the Directors appointed Susan Pursel and Paul Lengemann to the Board of Directors, respectively.  Also effective December 20, 2007 Susan Pursel was appointed as our Chairman, Chief Executive Officer, President, Secretary and Treasurer.  That same day, Lance Stovall resigned from the Board of Directors.

Susan Pursel and Paul Lengemann are currently our sole officers and directors.  Ms. Pursel and Mr. Lengemann shall serve until the next annual meeting.  Ms. Pursel is a minority stockholder of Newsgrade and former President of StockDataNews.com, Inc., a wholly owned subsidiary of Newsgrade. Mr. Lengemann was President of Stockdiagnostics.com, Inc., a wholly owned subsidiary of Newsgrade between 2002 and 2004.

On December 27, 2007 the Board of Directors approved a reverse stock split whereby each 16 shares of its old common stock was exchanged for one new share of its common stock.  The split took effect on January 11, 2008 and the stock symbol was changed from IELM to IELE at that time.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the financial position and results of IElement. All significant inter-company accounts and transactions have been eliminated in consolidation.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Reclassification of Accounts in the Financial Statements

On December 20, 2007 the Company sold its main operating subsidiary, I-Element, Inc., along with certain assets and liabilities related to that telecommunications business.  The consolidated financial statements for the years ended March 31, 2008 and 2007 reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

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

The cash and cash equivalents balance as of March 31, 2008 consisted of $3,609 in cash and $153,125 in marketable securities.

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

For the year ended March 31, 2008, the Company did not recognize any revenue earned after the sale of its subsidiary, I-Element, Inc., on December 20, 2007.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $0 and $0 has been recorded March 31, 2008 and 2007, respectively.

Bad debt expense for the years ended March 31, 2008 and 2007 was $52,975 and $82,643, respectively.

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. Advertising and marketing expenses included in the statements of operations for the years ended March 31, 2008 and 2007 were $231 and $85,011, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended March 31, 2008 or 2007.

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	Year Ended
	March 31,	March 31,
	2008	2007

Net Income (Loss)	$(1,746,563)	$(2,255,554)

Weighted average common shares outstanding
(Basic)	19,224,007	11,397,445

Weighted average common stock equivalents	-	-

Stock options	-	-

Warrants	-	-

Weighted average common shares outstanding
(Diluted)	19,224,007	11,397,445

A total of 12,500 options were issued during the year ended March 31, 2008.  A total of 1,212,393 options and warrants were outstanding as of March 31, 2008.  Including the options and warrants outstanding for the years ended March 31, 2008 and 2007 would have been anti-dilutive.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

	Year Ended
	March 31,	March 31,
	2008	2007

Net (loss), as reported	$(1,746,563)	$(2,255,554)
Add: Stock-based employee compensation expense
included in reported net (loss), net of related tax effects	185,024	225,650
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(185,024)	(225,650)

Net (loss), pro forma	$(1,746,563)	$(2,255,554)

(Loss) per share:
Basic, as reported	$(0.09)	$(0.20)
Basic, pro forma	$(0.09)	$(0.20)
Diluted, as reported	$(0.09)	$(0.20)
Diluted, pro forma	$(0.09)	$(0.20)

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Stock-Based Compensation – (Continued)

For the purposes of the above table, the fair value of each option granted is estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	March 31,	March 31,
	2008	2007

Dividend yield	0.0%	0.0%
Expected volatility	0.62	0.62
Risk-free interest rate	5.0%	5.0%
Expected life in years	10	10

Stock-based compensation for the years ended March 31, 2008 and 2007 were $185,024 and $225,650 respectively.

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Stock-Based Compensation – (Continued)

The following summarizes the stock option activity for the year ended March 31, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual
	Shares	Price	Term (Years)

Outstanding, March 31, 2007 (Restated)	3,002,236	0.067	4.39
Options granted	12,500	0.16
Options reinstated	-
Options exercised	95,312	0.16
Options forfeited or expired	1,707,031	1.35

Outstanding, March 31, 2008	1,212,393	0.774	5.16

Options exercisable, March 31, 2008	669,737	1.272	3.20

Options available for grant at end of year	1,456,250

At the annual shareholder meeting on December 15, 2006, the shareholders approved the Company’s 2006 Employee Stock Option Plan. The plan authorizes 2,562,500 shares, as adjusted for the reverse stock split effective January 11, 2008, to be optioned and sold. All employees are covered by the plan, although some employees have not been granted options or shares under the plan. All options that have been granted under the plan through March 31, 2007 vest over the term for which they are meant as compensation. Options that have been issued to Directors vest monthly over one year. Options that have been issued to employees vest quarterly over four years. All options that have been issued under the plan have a strike price of $0.16 per share, as adjusted for the reverse stock split effective January 11, 2008.

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Recent Accounting Pronouncements – (Continued)

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Recent Accounting Pronouncements – (Continued)

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 3- DISCONTINUED OPERATIONS

On December 20, 2007 the Company sold its main operating subsidiary, I-Element, Inc., along with certain assets and liabilities related to that telecommunications business, to Ivan Zweig.

The summarized results of discontinued operations for the year ended March 31, 2008 and 2007 are as follows:

	April 1, 2007
	Through	April 1, 2006
	December 20,	to
	2007	March 31, 2007

Revenues	$2,411,718	$3,776,639
Cost of revenues	1,695,492	2,434,570

Gross profit	716,226	1,342,069
Operating expenses	1,801,180	3,511,769

Operating loss	(1,084,954)	(2,169,700)
Other income (expense)	(345,947)	18,995
Provision for income taxes	-	-

Net loss	$(1,430,901)	$(2,150,705)

The summarized components of assets and liabilities associated with the discontinued operations for the year ended March 31, 2008 and 2007 are as follows:

	Date of sale
	December 20,	March 31,
	2007	2007

Cash	$122,222	$165,352
Accounts receivable, net	467,983	356,028
Interest receivable	-	18,542
Other current assets	4,775	7,930
Fixed assets, net	341,547	513,918
Deposits	37,751	62,227

Total assets	$974,278	$1,123,997

Accounts payable and accrued expenses	$934,225	$1,029,911
Customer deposits	87,838	101,742
Receivable financing payable	325,128	313,046
Commissions payable	-	8,723
Deferred revenue	579,795	513,779
Stockholders (deficit)	(952,708)	-

Total liabilities and stockholders deficit	$974,278	$1,967,201

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 4- FIXED ASSETS

Property and equipment as of March 31, 2008 was as follows:

	March 31,	March 31,
	2008	2007

Property and equipment	$-	$1,579,951
Less: accumulated depreciation	-	(1,066,033)

Net book value	$-	$513,918

There was $233,766 and $302,418 charged to discontinued operations for depreciation expense for the years ended March 31, 2008 and 2007, respectively.

NOTE 5- NOTES PAYABLE

The Company has 17 notes payable at March 31, 2008 in the aggregate principal and interest amount of $1,230,097 owed to 7 note holders. As of March 31, 2008 we were current in all obligations except for past due total payments of $460,094 on 10 notes.   No default has been declared. The following is a more detailed discussion of the 17 notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount was recorded as interest expense.  On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of March 31, 2008 was $173,845.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 5- NOTES PAYABLE - CONTINUED

In January 2008, six of these Notes were sold by the note holder.  In particular, the $50,000 note to Kramerica, the $55,611 note to Mary Francis Straight, the $20,000 note to Heather Walther, the $30,000 note to Peter Walther, the $20,000 note to Richard Zweig and the $27,500 note to Richard Zweig IRA were sold to third parties.  On January 23, 2008, we converted the six notes to 3,173,612 shares of the Company’s common stock.  The two remaining notes are the $70,000 note to Kramerica and the $103,845 note to Straight Grandchildren Trust.  Both of these notes are now owned by Kramerica.

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent.  The current principle and interest balance on this note as of March 31, 2008 was $28,320.

On August 8, 2005, IElement issued four promissory notes in the aggregate principal amount of $183,097 to Timothy Dean Smith ($53,930), Susan Walton ($30,000), Jeremy Dean Smith ($54,603) and Dolphin Capital ($44,564), with no interest. Upon issuance the notes were payable in 36 monthly installments with the first payment due in February, 2006. We did not make any payments on these notes.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of March 31, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants.  Those warrants expired unexercised on December 30, 2007.  The current principle and interest balance on this note as of March 31, 2008 was $118,295.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bore a ten percent interest rate and matured on December 19, 2006.   The current principle and interest balance on this note as of December 31, 2007 was $23,096.  On January 17, 2008 this note was converted to shares of the Company’s common stock.

On August 4, 2006 we issued a note payable to Walton Hansen in the amount of $24,808. It bore a ten percent interest rate and matured when we secured funding from exercise of outstanding warrants. On October 9, 2007, this note was converted into shares of our common stock.

On September 5, 2006 we issued a note payable to William Goatley in the amount of $60,000. It bore a ten percent interest rate and matured on December 5, 2006. The current principle and interest balance on this note as of December 31, 2007 was $67,972. On January 17, 2008 this note was converted into shares of our common stock.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 5- NOTES PAYABLE – CONTINUED

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007.  On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock.  On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500.  The current principle and interest balance on this note as of March 31, 2008 was $110,961. This note is secured by substantially all of our assets.  We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000.  The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate.  The note was assumed by GDBC, Inc. on January 31, 2008.  The current principle and interest balance on this note payable as of March 31, 2008 was $222,364.  We are currently renegotiating the terms of this note.

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

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $44,482.  This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $80,102. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively.  They each bear a ten percent interest rate.  The current principle and interest balances due on these notes as of March 31, 2008 were $15,797 and $35,927, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $46,194.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $16,826.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $18,601.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of March 31, 2008 was $155,287.

On January 18, 2008 we issued a secured note payable to GDBC, Inc. in the amount of $5,340 that bears a ten percent interest rate and is due on January 18, 2009.  The current principle and interest balance on this note as of March 31, 2008 was $5,473. This note is secured by the assets of the company

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009.  The current principle and interest balance on this note as of March 31, 2008 was $122,992. This note is secured by the assets of the company

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 5- NOTES PAYABLE –CONTINUED

Our total debt servicing requirements on the 17 outstanding promissory notes over the next 12 months will be approximately $1,109,569.  However, we are currently negotiating further conversions.

The notes payable balances at March 31, 2008 and 2007 were as follows:

		March 31,	March 31,
		2008	2007

Total notes payable		$1,230,097	$767,434
Less: current maturities		(1,109,569)	(511,499)
Long-term notes payable		$120,528	$255,935

The amount of principal maturities of the notes payable for the next three years ending March 31 and in the aggregate is as follows:

	2009	$1,109,569
	2010	62,580
	2011	57,948
		$1,230,097

NOTE 6- OPERATING LEASES

The Company leased office space under a lease that commenced in June of 2005.  The lease was payable on a month-to-month basis. Monthly payments under the current lease were $3,284.   As of December 20, 2007 the Company sold its I-Element, Inc. subsidiary and this lease was included in the sale.

Rental payments charged to expense for the twelve months ended March 31, 2008 were $34,437 and $37,346, respectively.  As of March 31, 2008 the Company no longer had any operating leases.

NOTE 7- STOCKHOLDERS’ (DEFICIT)

Common Stock

As of March 31, 2008, the Company has 125,000,000 shares of common stock authorized at a par value of $0.001 and 27,799,501 shares issued and outstanding, as adjusted for the reverse stock split effective on January 11, 2008.

THE FOLLOWING DETAILS THE STOCK TRANSACTIONS FOR THE YEAR ENDED MARCH 31, 2008, AS ADJUSTED FOR THE REVERSE STOCK SPLIT EFFECTIVE JANUARY 11, 2008:

The Company revoked 1,500,000 shares of common stock that had previously been issued for services rendered in the amount of $288,000.

The Company issued 5,710,949 shares of common stock for services rendered valued at $763,510.

The Company issued 400,000 shares of common stock for the extension of maturity dates on notes payable.  Those shares were valued at $71,400 and recorded as interest expense.

The Company issued 95,313 shares of common stock upon the exercise of employee stock options valued at $15,250.

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 7- STOCKHOLDERS’ (DEFICIT) – CONTINUED

Common Stock –(Continued)

The Company issued 668,242 shares of common stock to retire accounts payable in the amount of $66,337.

The Company issued 218,750 shares of common stock for $7,000 in cash.

The Company issued 7,805,290 shares of common stock to retire notes payable in the principle amount of $499,539.

THE FOLLOWING DETAILS THE STOCK TRANSACTIONS FOR THE YEAR ENDED MARCH 31, 2007, AS ADJUSTED FOR THE REVERSE STOCK SPLIT EFFECTIVE JANUARY 11, 2008:

The Company issued 215,793 shares of common stock to retire accounts payable with a fair value of $93,568.

The Company issued 1,956,920 shares of common stock as payment for services rendered with a fair value of $1,146,130.

The Company issued 326,959 shares of common stock to convert notes payable with a fair value of $183,097.

The Company issued 1,875,000 shares of common stock in exchange for a note receivable, which was recorded as a stock subscription receivable of $900,000. Interest on the note receivable was 8% per annum.

The Company issued 86,719 shares of common stock upon exercise of stock options for cash of $13,876.

Blank Check Preferred Stock

The company also has 12,500,000 shares of Blank Check Preferred Stock authorized, as adjusted for the reverse stock split effective on January 11, 2008. There are no current plans to issue any Blank Check Preferred Stock.

NOTE 8- PROVISION FOR INCOME TAXES

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

IELEMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 8- PROVISION FOR INCOME TAXES - CONTINUED

At March 31, 2008 and 2007, deferred tax assets consist of the following:

	March 31,	March 31,
	2008	2007

Net deferred tax assets	$-	$1,397,689
Less: valuation allowance	-	(1,397,689)
	$-	$-

At March 31, 2008, the Company had deficits accumulated in the approximate amount of $6,405,526, however, due to the transfer of its operating subsidiary, the Company will not have any taxable net operating losses to carry-forward to future years.  In prior years, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9- GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has sustained net operating losses for the year ended March 31, 2008 and 2007. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.

Management believes that the sale of the I-Element, Inc. subsidiary on December 20, 2007 will substantially reduce the cash requirements and allow the Company to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.  CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. She has concluded, as of March 31, 2008 that our disclosures were ineffective to ensure that:

(1) Information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions' rules and forms, and

(2) Controls and procedures are designed by the Company to ensure that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to the issuer's management including the Chief Executive Officer and the Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

Bagell, Josephs, Levine and Company, L.L.C., our independent registered public accounting firm, has advised management and the board of directors that it has identified the following material weaknesses in our internal controls:

A material weakness exists as of March 31, 2008 with regard to insufficient personnel in the accounting and financial reporting function due to the size of our company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system.  This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of March 31, 2008, in controls over closing procedures due to a number of adjustments made at the end of the year period. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness on controls over closing procedures, including (a) the fair value and sale of investments were not appropriately reported, (b) the recognition of expenses in appropriate periods, and (c) the accounting and reporting of capital transactions.

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table furnishes the information concerning our directors and officers as of July 7, 2008. The directors are elected every year and serve until their successors are elected and qualify.

Name	Age	Position
Susan Pursel	51	CEO, Chairman
Paul Lengemann	63	Director

Susan Pursel (age 51) has been our Chairman and Chief Executive Officer since December 20, 2007.  She has been President of StockDataNews.com, Inc., from July of 2005 through December of 2007; Vice President of StockDiagnostics.com Inc., from July of 2004 through June of 2005.

Paul Lengemann (age 63) was appointed to the Board of Directors on December 24, 2007.  He is the President and founder of FXLive, Inc, a privately held company.  Mr. Lengemann was President of Stockdiagnostics.com, Inc. from May 2002 through May 2004 and was President and CEO of Walsung, Inc. from 2000 to 2001.  In addition, he has been a free lance writer for the Seminole Chronicle.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

ITEM 11.  EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended March 31, 2008 and 2007 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Susan Pursel,	2008	$30,000	0	$67,500	0	0	0	0	$97,500
CEO and Chairman	2007	0	0	0	0	0	0	0	0
Ivan Zweig,	2008	$203,260	0	0	0	0	0	0	$203,260
CEO and Chairman until Dec. 20, 2007	2007	$300,000	$15,000	0	0	0	0	0	$315,000
Alex Ponnath,	2008	0	0	0	0	0	0	0	0
CTO until July 20, 2007	2007	132,000	5,500	0	2,200,000	0	0	0	$2,337,500

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2008
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Susan Pursel	None
Ivan Zweig	None
Alex Ponnath	None

EMPLOYMENT CONTRACTS

We do not have an employment contract with any executive officer.

We have made no Long Term Compensation payouts (LTIP or other).

DIRECTOR COMPENSATION

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Susan Pursel	0	13,000,000	0	0	0	0
Paul Lengemann	0	1,000,000	0	0	0	0

We approved the issuance of 13,000,000 shares of common stock to Ms. Pursel in exchange for her agreement to serve on the Board of Directors and also for accepting the position as Chairman, CEO and President of the Company.  We have also approved the issuance of 1,000,000 shares of common stock to Mr. Lengemann in exchange for his agreement to serve on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 7, 2008, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
NONE

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of May 30, 2008, for the following: (1) each of the Company's directors and executive officers and (2) its directors and executive officers as a group.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class(1)
Common	Susan Pursel	1,552,500	4.68
Common	Paul Lengemann	62,500	0.225
Directors and executive officers as a group(2)		875,000	3.148

(1) Based on an aggregate of 33,149,501 common shares outstanding as of May 31, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

On December 20, 2007 we sold our main operating subsidiary, I-Element, along with certain assets and liabilities related to that telecommunications business, to Ivan Zweig.  In conjunction with this transaction, Mr. Zweig released us from any and all liability under his employment agreement as well as a consulting agreement with Kramerica, both dated January 1, 2007, and he resigned all officer and director positions he held with us.  In addition, Mr. Zweig agreed to cancel all of his outstanding warrants and options to purchase our capital stock.  Mr. Zweig and I-Element also agreed to indemnify us from liabilities arising prior to December 20, 2007.   Mr. Zweig is the sole shareholder of Kramerica.

Since December 1998, Mr. Zweig has served as the Chief Executive Officer and director of Integrated Communications Consultants Corp., a company that provided to us, through December 20, 2007, resold telecom services for approximately $81,000 a month.

On December 20, 2007, we entered into a Stock Purchase Agreement with Newsgrade Corporation, pursuant to which we agreed to purchase from Newsgrade one (1) million shares of common stock of The Retirement Solutions.com, Inc..  As consideration for the purchase, we agreed to pay to Newsgrade at closing $200,000 in the form of a Convertible Promissory Note due and payable one year from issuance with 10% interest and convertible into shares of our common stock.

Susan  Pursel is a minority stockholder of Newsgrade and former President of StockDataNews.com, Inc., a wholly owned subsidiary of Newsgrade.  Paul Lengemann was President of Stockdiagnostics.com, Inc., a wholly owned subsidiary of Newsgrade between 2002 and 2004.

On January 19, 2005, we issued eight (8) promissory notes to Kramerica and certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. In particular, the Notes are payable to Heather Walther ($20,000), Kramerica, Inc. (aggregate of $120,000), Mary Francis Strait Trust ($55,611), Peter Walther ($30,000), Richard Zweig ($20,000), Richard Zweig IRA ($27,500) and Strait Grandchildren Trust ($103,845). Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing six months after the closing of the merger and were secured by substantially all of the assets of the Company. We did not make any payments on the Notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of our common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount was recorded as interest expense.  On January 23, 2008 six of the eight notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of  the remaining two  notes as of March 31, 2008 was $173,845.

In January 2008, six of these Notes were sold by the note holders.  In particular, the $50,000 note to Kramerica, the $55,611 note to Mary Francis Straight, the $20,000 note to Heather Walther, the $30,000 note to Peter Walther, the $20,000 note to Richard Zweig and the $27,500 note to Richard Zweig IRA were sold their note to third parties.  On January 23, 2008, we converted the six notes to 3,173,612 shares of our common stock.  The two remaining notes are the $70,000 note to Kramerica and the $103,845 note to Straight Grandchildren Trust.  Both of these notes are now owned by Kramerica.

In addition to these notes, we also have another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. The current principle and interest balance on this note as of March 31, 2008 was $28,320.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $47,000 for the fiscal year ended March 31, 2008 and $42,000 for the fiscal year ended March 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended March 31, 2008 and $0 in audit related fees for the fiscal year ended March 31, 2007. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for the fiscal year ended March 31, 2008 and $0 for the fiscal year ended March 31, 2007.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Bagell, Josephs & Levine, CPA's as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of March 31, 2008 are filed as part of this report.

         (1)      Financial statements of the Company and its subsidiaries.

         (2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger, dated February 20, 2004, by and among Global Diversified Acquisition Corp., G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consulting Limited.*
2.2
First Amendment to Agreement and Plan of Merger, dated March 23, 2004,by and among Global Diversified Acquisition Corp., G.D. Acquisition Corp., MK Secure Solutions Limited and Westvale Consulting Limited. *

2.3	Agreement and Plan of Merger, dated November 9, 2004, by and among Mailkey Corporation, Mailkey Acquisition Corp., IElement, Inc. and Ivan Zweig. *
2.4	First Amendment and Waiver to Agreement and Plan of Merger, dated December 30, 2004, by and among Mailkey Corporation, Mailkey Acquisition Corp., IElement, Inc. and Ivan Zweig. *
3(i).1	Articles of Incorporation. *
3(i).2	Amendment to Articles of Incorporation*
3(i).3	Amendment to Articles of Incorporation*
3(i).4	Amendment to Articles of Incorporation*
3(i).5	Certificate of Correction*
3(i).6	Amended Articles of Incorporation of Mailey Corporation dated August 1, 2005. *
3(ii)	Restated By-Laws of IElement*
10.1	Employment Agreement with Ivan Zweig dated April 20, 2007****
10.2	Form of Warrant*
10.3	Form of Amended and Restated Convertible Secured Promissory Notes dated March 25, 2006*
10.4	Integrated Communications Consultants Corporation Master Services Agreement by and between Integrated Communications Consultants Corporation and IElement, Inc. dated April 30, 2003. *
10.5	Lease Agreement between IElement, Inc. and 13714 Gamma, Ltd dated June 9, 2005. *
10.6	Form of Vista Capital warrant*
10.7	Consulting Agreement with Kramerica, Inc. ****
10.8	Stock Purchase Agreement with Ivan Zweig effective December 20, 2007*****
10.9	Form of Release of Employment Agreement*****
10.10	Form of Release of Consulting Agreement*****
10.11	Form of Indemnity Agreement*****
10.12	Stock Purchase Agreement with Newsgrade Corporation dated Dec. 20, 2007*****
10.13	Form of Convertible Promissory Note*****
21.0	List of Subsidiaries**
23.1	Consent of Certified Public Accountants
31.1	Certification pursuant to Sarbanes-Oxley Sec. 302
32.1	Certification pursuant to 18 U.S.C. Sect. 1350

* Previously filed with Amendment No. 2 to Registration Statement on Form SB-2 filed on June 6, 2006.

** Previously filed with Amendment No. 3 to Registration Statement on Form SB-2 filed on July 18, 2006.

*** Previously filed with Form 8-K on December 8, 2006.

**** Previously filed with Form 8-K on April 20, 2007.

***** Previously filed with Form 8-K on December 28, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IElement Corporation By: /s/ Susan Pursel Name: Susan Pursel Title:Chief Executive Officer, Chief Financial Officer, Director Date: July 9, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

IElement Corporation By: /s/ Paul Lengemann Name: Paul Lengemann Title: Director Date: July 9, 2008