Form 10-Q
period 2008-06-30
IElement CORP
filed 2008-09-19
CIK 1043105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: Ended June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-29331

———————

IELEMENT CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	76-0270295
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

P.O. Box 279,  Lyndeborough,  New Hampshire  03082

(Address of Principal Executive Office) (Zip Code)

(603) 654-2488

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 18, 2008, there were 33,149,501 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

IELEMENT CORPORATION

For The Quarterly Period Ended June 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Item 2.      Management's Discussion and Analysis of Financial Condition and

Results of Operations Operation

21

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

30

Item 4.      Controls and Procedures

30

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

31

Item 1A.   Risk Factors

31

Item 3.      Defaults Upon Senior Securities

31

Item 4.      Submission of Matters to a Vote of Security Holders

31

Item 5.      Other Information

31

Item 6.      Exhibits

32

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

IELEMENT CORPORATION AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

TABLE OF CONTENTS

Condensed Consolidated Financial Statements:
PAGE(S)

Condensed Consolidated Balance Sheets as of June 30, 2008
(Unaudited) and March 31, 2008 (Audited)	2

Condensed Consolidated Statements of Operations for the Three Months Ended
June 30, 2008 and 2007	3

Condensed Consolidated Statements of Cash Flow for the Three Months Ended
June 30, 2008 and 2007	4-5

Notes to Condensed Consolidated Financial Statements	6-20

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$12	$3,609
Investments	52,500	153,125

TOTAL ASSETS	$52,512	$156,734

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$1,158,004	$1,109,569
Accounts payable and accrued expenses	83,206	51,578

Total current liabilities	1,241,210	1,161,147

LONG-TERM LIABILITIES:
Notes payable, net of current portion	102,000	120,528

Total long-term liabilities	102,000	120,528

Total Liabilities	1,343,210	1,281,675

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value, 12,500,000 and 200,000,000 shares authorized at June 30, 2008 and March 31, 2008, respectively; -0- shares issued and outstanding
at June 30, 2008 and March 31, 2008, respectively.	-	-
Common stock, $.001 Par Value, 125,000,000 and 125,000,000 shares authorized at June 30, 2008 and March 31, 2008 respectively; 33,149,501 and 27,799,501 shares
issues and outstanding at June 30, 2008 and March 31, 2008 , respectively.	33,150	27,800
Prepaid consulting	(23,333)	—
Additional paid-in capital	5,168,595	5,075,028
Additional paid-in capital - warrants	177,757	177,757
Accumulated deficit	(6,646,867)	(6,405,526)

Total Stockholders' (Deficit)	(1,290,698)	(1,124,941)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$52,512	$156,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30,	June 30,
	2008	2007
		(Reclassified)
OPERATING REVENUE:
Income from continuing operations	$—	$—

OPERATING EXPENSES
General and administrative	164,243	—

Total Operating Expenses	164,243	—

(LOSS) FROM CONTINUING OPERATIONS	(164,243)	—

OTHER INCOME (EXPENSE)
Gain (Loss) on short-term investment	(51,871)	—
Gain on write - off of accounts payable	809
Interest expense	(26,036)	—

Total Other Income (Expense)	(77,098)	—

(LOSS) FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(241,341)	—

Provision for Income Taxes	—	—

(LOSS) FROM CONTINUING OPERATIONS	(241,341)	—

(LOSS) FROM DISCONTINUED OPERATIONS
(Loss) from discontinued operations	—	(614,822)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(241,341)	$(614,822)

NET (LOSS) PER BASIC AND DILUTED COMMON SHARES
Continuing operations: basic and diluted	$(0.01)	$—

Discontinued operations: basic and diluted	$—	$(0.04)

TOTAL NET (LOSS) PER BASIC AND DILUTED COMMON SHARES	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	30,268,732	14,730,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30,	June 30,
	2008	2007
		(Reclassified)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(241,341)	$—

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Stock issued for consulting	30,167	—
Stock based employee compensation	45,417	—
Loss on short-term investment	48,000	—

Changes in assets and liabilities
Increase in accounts payable and accrued expenses payable	61,535	—

Net cash (used in) operating activities of continuing operations	(56,222)	—

Net loss from discontinued operations	—	(614,822)
Net effect on cash flow from discontinued operations	—	380,842

Total cash provided by (used in) operating activities of discontinued operations	—	(233,980)

Total cash provided by (used in) operating activities	(56,222)	(233,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of marketable securities	52,625	—

Total cash provided by (used in) investing activities from continuing operations	52,625	—

Adjustments to reconcile total cash provided by investing activities
from discontinued operations	—	(55,151)

Total cash provided by (used in) investing activities	52,625	(55,151)

The accompanying notes are an integral part of the condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30,	June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES

Total cash provided by financing activities from continuing operations	—	—

Adjustments to reconcile total cash provided by financing activities
from discontinued operations	—	200,000

Total cash provided by financing activities	—	200,000

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(3,597)	(89,131)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR - CONTINUING OPERATIONS	3,609	—

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR - DISCONTINUED OPERATIONS	—	165,352

CASH AND CASH EQUIVALENTS - END OF PERIOD -
CONTINUING OPERATIONS	$12	$76,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Prepaid consulting	$23,333	$—

Stock issued for services	$30,167	$—

Stock based compensation	$45,417	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements included herein have been prepared by IElement Corporation and Subsidiary (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the March 31, 2008 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION – (CONTINUED)

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the financial position and results of IElement. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassification of Accounts in the Financial Statements

On December 20, 2007 the Company sold its main operating subsidiary, I-Element, Inc., along with certain assets and liabilities related to that telecommunications business. The condensed consolidated financial statements for the three months ended June 30, 2008 reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

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

The cash and cash equivalents balance as of June 30, 2008 consisted of $12 in cash.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income is recognized when the services are provided rather than when billed or the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for. In determining when to recognize revenue the Company relies on Staff Accounting Bulletin Topic 13. The Company uses four criteria in determining when revenue is realized or realizable and earned. First, the Company must have persuasive evidence of the existing of an arrangement. The Company utilizes written contracts with its customers to meet this criterion. Second, delivery must have occurred or services must have been rendered. The Company defers revenue from the date invoiced, usually 35-40 days before services are rendered, to the month services are deemed completely rendered, thereby satisfying this criterion. Third, the price must be fixed and determinable. The Company delivers invoices to every customer stating the exact amount due for services, thereby satisfying this criterion. Fourth, the company determines credibility of its customers and collectibility of its invoices by evaluating its ongoing history and relationship with each customer, the fact that each customer is dependant upon the Company to provide its telephone and internet services and, in many cases, the fact that the customer has a security or service deposit with the Company in the amount of one month's

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Revenue and Cost Recognition (Continued)

service charges. When the Company cannot determine that a particular customer is credible and a particular invoice is collectible, the company will not record this invoice as revenue until the payment is collected from that customer. Thus, the Company meets the fourth criterion that collectibility be reasonably assured.

For the three months ended June 30, 2008, the Company did not have any revenues.

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

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $0 and $0 has been recorded June 30, 2008 and 2007, respectively.

Bad debt expense for the three months ended June 30, 2008 and 2007 was $ -0- and $7,993, respectively.

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. There were no advertising and marketing expenses included in the statements of operations for the three months ended June 30, 2008 and 2007.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended June 30, 2008 or 2007.

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2008	2007

Net Income (Loss)	$(241,341)	$(614,822)

Weighted average common shares outstanding
(Basic)	30,268,732	14,730,596

Weighted average common stock equivalents	—	—

Stock options	—	—

Warrants	—	—

Weighted average common shares outstanding
(Diluted)	30,268,732	14,730,596

There were no options issued during the three months ended June 30, 2008. A total of 1,212,393 options and warrants were outstanding as of June 30, 2008. Including the options and warrants outstanding for the three months ended June 30, 2008 and 2007 would have been anti-dilutive.

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Stock-based compensation for the three months ended June 30, 2008 and 2007 was $45,417 and $47,156, respectively.

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 3- FIXED ASSETS

Property and equipment as of June 30, 2008 was as follows:

	June 30,	March 31,
	2008	2008

Property and equipment	$—	$—
Less: accumulated depreciation	—	—

Net book value	$—	$—

NOTE 4- NOTES PAYABLE

The Company has 17 notes payable at June 30, 2008 in the aggregate principal and interest amount of $1,260,004 owed to 7 note holders. As of June 30, 2008 we were current in all obligations except for past due total payments of $467,231 on 10 notes.  No default has been declared. The following is a more detailed discussion of the 17 notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount was recorded as interest expense. On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of June 30, 2008 was $173,845.

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 4- NOTES PAYABLE - CONTINUED

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

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. The current principle and interest balance on this note as of June 30, 2008 was $29,025.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of June 30, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants. Those warrants expired unexercised on December 30, 2007. The current principle and interest balance on this note as of June 30, 2008 was $121,244.

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 4- NOTES PAYABLE – CONTINUED

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock. On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500. The current principle and interest balance on this note as of June 30, 2008 was $113,727. This note is secured by substantially all of our assets. We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000. The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate. The note was assumed by GDBC, Inc. on January 31, 2008. The current principle and interest balance on this note payable as of June 30, 2008 was $232,343. We are currently renegotiating the terms of this note.

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

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $45,591. This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $82,098. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively. They each bear a ten percent interest rate. The current principle and interest balances due on these notes as of June 30, 2008 were $16,191and $36,822, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $47,345.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $17,245.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $19,065.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $159,158.

On January 18, 2008 we issued a secured note payable to GDBC, Inc. in the amount of $5,340 that bears a ten percent interest rate and is due on January 18, 2009. The current principle and interest balance on this note as of June 30, 2008 was $5,609. This note is secured by the assets of the company

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009. The current principle and interest balance on this note as of June 30, 2008 was $126,058. This note is secured by the assets of the company

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 4- NOTES PAYABLE –CONTINUED

Our total debt servicing requirements on the 17 outstanding promissory notes over the next 12 months will be approximately $1,158,004. However, we are currently negotiating further conversions.

The notes payable balances were as follows:

	June 30,	March 31,
	2008	2008

Total notes payable	$1,260,004	$1,230,097
Less: current maturities	(1,158,004)	(1,109,569)
Long-term notes payable	$102,000	$120,528

The amount of principal maturities of the notes payable for the next three years ending June 30 and in the aggregate is as follows:

2009	$1,158,004
2010	52,960
2011	49,040
$1,260,004

NOTE 5- OPERATING LEASES

The Company leased office space under a lease that commenced in June of 2005. The lease was payable on a month-to-month basis. Monthly payments under the current lease were $3,284.  As of December 20, 2007 the Company sold its I-Element, Inc. subsidiary and this lease was included in the sale.

Rental payments charged to expense for the three months ended June 30, 2008 were $-0- and $9,852 respectively. As of June 30, 2008 the Company no longer had any operating leases.

NOTE 6- STOCKHOLDERS’ (DEFICIT)

Common Stock

As of June 30, 2008, the Company has 125,000,000 shares of common stock authorized at a par value of $0.001 and 33,149,501 shares issued and outstanding, as adjusted for the reverse stock split effective on January 11, 2008.

THE FOLLOWING DETAILS THE STOCK TRANSACTIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008:

The Company issued 4,600,000 shares of common stock for consulting services rendered and prepaid consulting valued at $46,000.

The Company issued 750,000 shares of common stock for administrative services rendered valued at $7,500.

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 6- STOCKHOLDERS’ (DEFICIT) - CONTINUED

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

At June 30, 2008 and 2007, deferred tax assets consist of the following:

	June 30,	March 31,
	2008	2008

Net deferred tax assets	$72,300	$—
Less: valuation allowance	(72,300)	—
	$—	$—

At June 30, 2008, the Company had deficits accumulated in the approximate amount of $6,646,867, however, due to the transfer of its operating subsidiary, the Company may not have any taxable net operating losses to carry-forward to future years from March 31, 2008. In prior years, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has sustained net operating losses for the three months ended June 30, 2008 and 2007. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 9- SUBSEQUENT EVENT

On September 12, 2008, Susan Pursel, our CEO, entered into a letter agreement with Steven D. Roberts, PC (“SDRPC”) whereby SDRPC or its nominee proposes to acquire control of Ielement. Specifically, SDRPC proposes to satisfy certain of Ielement’s secured debt, certain obligations and fees and expenses including those related to compliance with the Securities and Exchange Commission’s reporting requirements. In exchange therefore, SDRPC or its nominee shall receive control of Ielement. The agreement is contingent, in part, on funding and satisfactory due diligence performed by SDRPC or its nominee.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations Operation

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Our Current Business – Non-Operating Shell Company

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

Subsequent Events - Possible Take-Over

On September 12, 2008, Susan Pursel, our CEO, entered into a letter agreement with Steven D. Roberts, PC regarding the possible take-over of Ielement as more particularly described in this Form 10Q, Part II, Item 5 – Other Information.

Our History

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

Air Epicurean, Inc. is the original predecessor to the issuer now known as IElement Corporation. In December 1996, NIC abandoned its previously adopted business plan to establish air carrier operations and initiated a search for a suitable merger candidate.

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

On March 25, 2004, pursuant to an Agreement and Plan of Merger, GDAC acquired all of the outstanding capital stock of MK Secure Solutions Ltd ("MKSS"), a holding company incorporated on March 11, 2003 under the laws of the British Virgin Islands. The transaction was effectuated by the issuance of shares such that the former MKSS shareholders acquired approximately 90% of the outstanding GDAC stock after the transaction. GDAC then changed its name to MailKey Corporation ("MailKey").

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

Under the terms of the Merger Agreement, we issued our common stock in exchange for all of the outstanding capital stock of I-Element. I-Element was a facilities-based nationwide communications service provider that provided state-of-the-art telecommunications services to small and medium sized enterprises. In connection with the closing of the merger in January 2005, we entered into a letter of intent with Ivan Zweig and Kramerica Capital Corporation ("Kramerica"), a corporation wholly-owned by Mr. Zweig, pursuant to which the parties entered into an employment agreement with Mr. Zweig whereby he continued to serve as our Chief Executive Officer, a position he held since March 2003. In addition, the letter of intent conveyed certain rights to Kramerica in the event of a default by the Company of certain financial obligations associated with the merger. Effective January 24, 2005, Mr. Zweig was also appointed to our Board of Directors.

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

On June 19, 2007, we reached agreement with the eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes was due on April 1, 2008. Four of these eight Note holders re ceived on June 19, 2007 a total of 5,400,000 shares of our common stock in exchange for extension of the principle repayment terms. On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of March 31, 2008 was $173,845.

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

Also on December 20, 2007, we entered into a Stock Purchase Agreement with Newsgrade Corporation (“Newsgrade”), pursuant to which we agreed to purchase from Newsgrade one (1) million shares of common stock of The Retirement Solutions.com, Inc. As consideration for the purchase, we agreed to pay to Newsgrade at closing $200,000 in the form of a Convertible Promissory Note (the “Convertible Note”) due and payable one year from issuance with 10% interest and convertible into shares of our common stock.

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

Our Board of Directors on December 27, 2007 approved a reverse split of our common stock in a ratio of one (1) new share for every sixteen (16) outstanding shares of common stock. Our authorized shares of common stock was proportionately reduced. The record and effective date of the reverse split was January 11, 2008.

On January 22, 2008 we issued a total of 3,173,612 post split (50,777,778 pre-split) shares of common stock in exchange for the release of indebtedness in the total amount of $203,111. The debt was evidenced by promissory notes issued to Kramerica, Inc., Ivan Zweig and his family, who had sold the debt to third parties prior to the conversion.

Our Recent Former Business – Telecommunications

Prior to the sale of I-Element on December 20, 2007, we were a facilities-based nationwide communications service provider that offered telecommunications services to small and medium sized businesses. As a facilities-based provider, we owned our own network equipment including telephone switches. That is, we sold local and long distance telephone service and Internet access primarily via digital T-1 connections and tailored the particular service to the customer's needs by regulating bandwidth, number of telephone lines, and type of service. Our Layer 2 Private Network service allowed businesses with multiple locations to connect all of their locations securely without the use of firewalls or encryption devices and without routing traffic over the internet. In addition, we developed, tested and deployed our Voice over Internet Protocol service. We had a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas, Chicago and smaller facilities in ten other cities.

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

Our Current Business Plan

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

We intend to conduct our activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 (Q1 2008)

COMPARED TO THREE MONTHS ENDED JUNE 30, 2007 (Q1 2007)

Revenues

Revenues were $0 for the three months ended June 30, 2008. Revenues for the three months ended June 30, 2007 were reclassified to $0 due to the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

Operating Expenses

Operating expenses excluding cost of revenues for the three months ended June 30, 2008 were $164,243 compared to $0 for the three months ended June 30, 2007. This decrease was due to the reclassification of expenses in conjunction with the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

(Loss) From Continuing Operations

Loss from continuing operations for the three months ended June 30, 2008 was $241,341 as compared to $0 for the year three months ended June 30, 2007. The net loss is primarily attributable to the discontinued operations of our telecommunications business.

(Loss) From Discontinued Operations

Loss from discontinued operations was $0 for the three months ended June 30, 2008 and $614,822 for the three months ended June 30, 2007. This decrease is primarily attributable to the discontinued operations of our telecommunications business in December 2007.

Net (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was $241,341 for the three months ended June 30, 2008 compared to a loss of $614,822 for the three months ended June 30, 2007. Net loss per common share for continued operations was $.01 and for discontinued operations was $0 for the three months ended June 30, 2008 and for continued operations was $0 and for discontinued operations was $0.04 for the three months ended June 30, 2007.

The lower net loss in the three months ended June 30, 2008 when compared with the three months ended June 30, 2007 is primarily attributable to the discontinued operations of our telecommunications business in December 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of June 30, 2008 we had a cash balance of $12 and an investments balance of $52,500.

The Company has 17 notes payable at June 30, 2008 in the aggregate principal and interest amount of $1,260,004 owed to 7 note holders. As of June 30, 2008 we were current in all obligations except for past due total payments of $467,231 on 10 notes. No default has been declared. The following is a more detailed discussion of the 17 notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount was recorded as interest expense. On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of June 30, 2008 was $173,845.

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

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. The current principle and interest balance on this note as of June 30, 2008 was $29,025.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of June 30, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants. Those warrants expired unexercised on December 30, 2007. The current principle and interest balance on this note as of June 30, 2008 was $121,244.

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

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock. On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500. The current principle and interest balance on this note as of June 30, 2008 was $113,727. This note is secured by substantially all of our assets. We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000. The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate. The note was assumed by GDBC, Inc. on January 31, 2008. The current principle and interest balance on this note payable as of June 30, 2008 was $232,343. We are currently renegotiating the terms of this note.

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

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $45,591. This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $82,098. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively. They each bear a ten percent interest rate. The current principle and interest balances due on these notes as of June 30, 2008 were $16,191and $36,822, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $47,345.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $17,245.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $19,065.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of June 30, 2008 was $159,158.

On January 18, 2008 we issued a secured note payable to GDBC, Inc. in the amount of $5,340 that bears a ten percent interest rate and is due on January 18, 2009. The current principle and interest balance on this note as of June 30, 2008 was $5,609. This note is secured by the assets of the company.

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009. The current principle and interest balance on this note as of June 30, 2008 was $126,058. This note is secured by the assets of the company.

Our total debt servicing requirements on the 17 outstanding promissory notes over the next 12 months will be approximately $1,158,004. However, we are currently negotiating further conversions.

Subsequent event. On September 12, 2008, Susan Pursel, our CEO, entered into a letter agreement with Steven D. Roberts, PC (“SDRPC”) whereby SDRPC or its nominee proposes to acquire control of Ielement. Specifically, SDRPC proposes to satisfy certain of Ielement’s secured debt, certain obligations and fees and expenses including those related to compliance with the Securities and Exchange Commission’s reporting requirements. In exchange therefor, SDRPC or its nominee shall receive control of Ielement. The agreement is contingent, in part, on funding and satisfactory due diligence performed by SDRPC or its nominee.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes.

CRITICAL ACCOUNTING ESTIMATES

The Company is a shell company and, as such, the Company does not employ critical accounting estimates. Should the Company resume operations it will employ critical accounting estimates and will make any and all disclosures that are necessary and appropriate.

OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that it has identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

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

none

Item 3.

Defaults Upon Senior Securities

none

Item 4.

Submission of Matters to a Vote of Security Holders

none

Item 5.

Other Information

On September 12, 2008, Susan Pursel, our CEO, entered into a letter agreement with Steven D. Roberts, PC (“SDRPC”) whereby SDRPC or its nominee proposes to acquire control of Ielement. Specifically, SDRPC proposes to satisfy certain of Ielement’s secured debt, certain obligations and fees and expenses including those related to compliance with the Securities and Exchange Commission’s reporting requirements. In exchange therefor, SDRPC or its nominee shall receive control of Ielement. The agreement is contingent, in part, on funding and satisfactory due diligence performed by SDRPC or its nominee.

Item 6.

Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906
32.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IElement Corporation

By:	/s/ SUSAN PURSEL
Name:	Susan Pursel
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	September 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

IElement Corporation

By:	/s/ PAUL LENGEMANN
Name:	Paul Lengemann
Title:	Director
Date:	September 18, 2008