Form 10-Q
period 2008-09-30
IElement CORP
filed 2008-11-19
CIK 1043105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 17, 2008, there were 33,149,501 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.			Yes		No

IELEMENT CORPORATION

For The Quarterly Period Ended September 30, 2008

TABLE OF CONTENTS

 PAGE

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations Operation

18

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.        Controls and Procedures

26

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

27

Item 1A.    Risk Factors

27

Item 2.        Unregistered Sales Of Equity Securities And Use Of Proceeds.

27

Item 3.        Defaults Upon Senior Securities

27

Item 4.        Submission of Matters to a Vote of Security Holders

27

Item 5.        Other Information

27

Item 6.        Exhibits

27

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

IELEMENT CORPORATION AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

TABLE OF CONTENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 PAGE

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and March 31, 2008 (Audited)

3

Condensed Consolidated Statements Of Operations For The Six And Three Months Ended September 30, 2008 And 2007

4

Condensed Consolidated Statements Of Cash Flows For The Six Months Ended September 30, 2008 And 2007

5

Notes To Condensed Consolidated Financial Statements

7

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$12	$3,609
Investments	––	153,125

TOTAL ASSETS	$12	$156,734

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$1,158,004	$1,109,569
Accounts payable and accrued expenses	110,706	51,578

Total current liabilities	1,268,710	1,161,147

LONG-TERM LIABILITIES:
Notes payable, net of current portion	102,000	120,528

Total long-term liabilities	102,000	120,528

Total Liabilities	1,370,710	1,281,675

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value, 12,500,000 and 200,000,000 shares authorized at . 30, 2008 and March 31, 2008, respectively; -0- shares issued and outstanding
at September 30, 2008 and March 31, 2008, respectively.	––	––
Common stock, $.001 Par Value, 125,000,000 and 125,000,000 shares authorized at September 30, 2008 and March 31, 2008 respectively; 33,149,501 and 27,799,501 shares
issues and outstanding at September 30, 2008 and March 31, 2008 , respectively.	33,150	27,800
Additional paid-in capital	5,168,595	5,075,028
Additional paid-in capital - warrants	177,757	177,757
Accumulated deficit	(6,750,200)	(6,405,526)

Total Stockholders' (Deficit)	(1,370,698)	(1,124,941)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$12	$156,734

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED
FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Six Months Ended		Three Months Ended
		(Reclassified)		(Reclassified)
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
OPERATING REVENUE:
Income from continuing operations	$––	$––	$––	$––

OPERATING EXPENSES
General and administrative	237,576	––	73,333	––

Total Operating Expenses	237,576	––	73,333	––

(LOSS) FROM CONTINUING OPERATIONS	(237,576)	––	(73,333)	––

OTHER INCOME (EXPENSE)
Gain (Loss) on short-term investment	(51,871)	––	––	––
Loss on notes and subscriptions receivable		––	––
Gain on write - off of accounts payable	809		––
Interest income		––	––
Interest expense	(56,036)	––	(30,000)	––

Total Other Income (Expense)	(107,098)	––	(30,000)	––

(LOSS) FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	(344,674)	––	(103,333)	––

Provision for Income Taxes	––	––	––	––

(LOSS) FROM CONTINUING OPERATIONS	(344,674)	––	(103,333)	––

(LOSS) FROM DISCONTINUED OPERATIONS
(Loss) from discontinued operations	––	(1,956,108)	––	(1,341,286)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(344,674)	$(1,956,108)	$(103,333)	$(1,341,286)

NET (LOSS) PER BASIC AND DILUTED COMMON SHARES
Continuing operations: basic and diluted	$(0.01)	$––	$––	$––

Discontinued operations: basic and diluted	$––	$(0.01)	$––	$––

TOTAL NET (LOSS) PER BASIC AND DILUTED COMMON SHARES	$(0.01)	$(0.01)	$––	$––

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	31,716,987	260,049,439	33,149,501	284,144,557

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30,	September 30,
	2008	2007
		(Reclassified)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(344,674)	$––

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Stock issued for consulting	53,500	––
Stock based employee compensation	45,417	––
Loss on short-term investment	48,000

Changes in assets and liabilities
Increase in accounts payable and accrued expenses payable	89,035	––

Net cash (used in) operating activities of continuing operations	(108,722)	––

Net loss from discontinued operations	––	(1,956,108)
Net effect on cash flow from discontinued operations	––	417,925

Total cash provided by (used in) operating activities of discontinued operations	––	(1,538,183)

Total cash provided by (used in) operating activities	(108,722)	(1,538,183)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of marketable securities	105,125	––

Total cash provided by (used in) investing activities from continuing operations	105,125	––

Adjustments to reconcile total cash provided by investing activities
from discontinued operations	––	(61,395)

Total cash provided by (used in) investing activities	105,125	(61,395)

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30,	September 30,
	2008	2007
		(Reclassified)
CASH FLOWS FROM FINANCING ACTIVITES

Total cash provided by financing activities from continuing operations	––	––

Adjustments to reconcile total cash provided by financing activities
from discontinued operations	––	1,524,782

Total cash provided by financing activities	––	1,524,782

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	(3,597)	(74,796)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR - CONTINUING OPERATIONS	3,609	––

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR - DISCONTINUED OPERATIONS	––	165,352

CASH AND CASH EQUIVALENTS - END OF PERIOD -
CONTINUING OPERATIONS	$12	$90,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$56,036	$––

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:

Prepaid consulting	$23,333	$––

Stock issued for services	$53,500	$––

Stock based compensation	$45,417	$––

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IElement, incorporated in Nevada on December 30, 2002, was a facilities-based nationwide communications service provider that provides state-of-the-art telecommunications services to small and medium sized businesses ("SMBs"). IElement provides broadband data, voice and wireless services by offering integrated T-1 lines as well as Layer 2 Private Network solutions that provide SMBs with dedicated Internet access services, customizable business solutions for voice, data, wireless and Internet, and secure communications channels between the SMB offices, partners, vendors, customers and employees without the use of a firewall or encryption devices. IElement has a network presence in 18 major markets in the United States, including facilities in Los Angeles, Dallas and Chicago. The Company started business in 2003.

In connection with the closing of the merger, MailKey entered into a letter of intent with Ivan Zweig and Kramerica Capital Corporation ("Kramerica"), a corporation wholly-owned by Mr. Zweig, which stipulates that MailKey and IElement enter into a four year employment agreement with Kramerica and Mr. Zweig pursuant to which Mr. Zweig will serve as the Chief Executive Officer of MailKey and IElement. The letter of intent provides that Mr. Zweig will receive an annual base salary of $300,000. In addition to his base salary, Mr. Zweig will be entitled to annual performance bonuses with targets ranging from $1,000,000 to $3,000,000 during the second, third and fourth years provided IElement achieves certain performance goals. If Mr. Zweig is terminated without cause,

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION – (CONTINUED)

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

Reclassification of Accounts in the Financial Statements

On December 20, 2007 the Company sold its main operating subsidiary, I-Element, Inc., along with certain assets and liabilities related to that telecommunications business.  The condensed consolidated financial statements for the six months ended September 30, 2008 reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

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

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

The cash and cash equivalents balance as of September 30, 2008 consisted of $12 in cash and $ -0- in marketable securities.

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

For the six months ended September 30, 2008, the Company did not have any revenues.

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

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $0 and $0 has been recorded September 30, 2008 and 2007, respectively.

Bad debt expense for the six months ended September 30, 2008 and 2007 was $ -0- and $7,993, respectively.

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. There were no advertising and marketing expenses included in the statements of operations for the six months ended September 30, 2008 and 2007.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six months ended September 30, 2008 or 2007.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2008	2007
Net Income (Loss)	$(344,674)	$(1,956,108)

Weighted average common shares outstanding
(Basic)	31,716,987	260,049,439

Weighted average common stock equivalents	––	––

Stock options	––	––

Warrants	––	––

Weighted average common shares outstanding
(Diluted)	31,716,987	260,049,439

There were no options issued during the six months ended September 30, 2008.  A total of 1,212,393 options and warrants were outstanding as of September 30, 2008.  Including the options and warrants outstanding for the six months ended September 30, 2008 and 2007 would have been anti-dilutive.

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

Stock-based compensation for the six months ended September 30, 2008 and 2007 was $45,416 and $47,156, respectively

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

NOTE 3- FIXED ASSETS

Property and equipment as of September 30, 2008 was as follows:

	September 30,	March 31,
	2008	2008
Property and equipment	$––	$––
Less: accumulated depreciation	––	––

Net book value	$––	$––

NOTE 4- NOTES PAYABLE

The Company has 17 notes payable at September 30, 2008 in the aggregate principal and interest amount of $1,260,004 owed to 7 note holders. As of September 30, 2008 we were current in all obligations except for past due total payments of $467,231 on 10 notes. No default has been declared. The following is a more detailed discussion of the 17 notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount was recorded as interest expense.  On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of September 30, 2008 was $173,845.

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

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent.  The current principle and interest balance on this note as of September 30, 2008 was $29,025.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of September 30, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants.  Those warrants expired unexercised on December 30, 2007.  The current principle and interest balance on this note as of September 30, 2008 was $121,244.

On June 19, 2006 we issued a note payable in the amount of $20,000 to Veronica Kristi Prenn. It bore a ten percent interest rate and matured on December 19, 2006.   The current principle and interest balance on this note as of December 31, 2007 was $23,096.  On January 17, 2008 this note was converted to shares of the Company’s common stock.

NOTE 4- NOTES PAYABLE – (CONTINUED)

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

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007.  On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock.  On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500.  The current principle and interest balance on this note as of September 30, 2008 was $113,727. This note is secured by substantially all of our assets.  We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000.  The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate.  The note was assumed by GDBC, Inc. on January 31, 2008.  The current principle and interest balance on this note payable as of September 30, 2008 was $232,343.  We are currently renegotiating the terms of this note.

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

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $45,591.  This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $82,098. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively.  They each bear a ten percent interest rate.  The current principle and interest balances due on these notes as of September 30, 2008 were $16,191and $36,822, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $47,345.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $17,245.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $19,065.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $159,158.

On January 18, 2008 we issued a secured note payable to GDBC, Inc. in the amount of $5,340 that bears a ten percent interest rate and is due on January 18, 2009.  The current principle and interest balance on this note as of September 30, 2008 was $5,609. This note is secured by the assets of the company

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009.  The current principle and interest balance on this note as of September 30, 2008 was $126,058. This note is secured by the assets of the company

Our total debt servicing requirements on the 17 outstanding promissory notes over the next 12 months will be approximately $1,158,004.  However, we are currently negotiating further conversions.

NOTE 4- NOTES PAYABLE – (CONTINUED)

The notes payable balances were as follows:

	September 30,	March 31,
	2008	2008
Total notes payable	$1,260,004	$1,230,097
Less: current maturities	(1,158,004)	(1,109,569)
Long-term notes payable	$102,000	$120,528

The amount of principal maturities of the notes payable for the next three years ending September 30 and in the aggregate is as follows:

2009	$1,158,004
2010	52,960
2011	49,040
$1,260,004

NOTE 5- OPERATING LEASES

The Company leased office space under a lease that commenced in June of 2005.  The lease was payable on a month-to-month basis. Monthly payments under the current lease were $3,284.   As of December 20, 2007 the Company sold its I-Element, Inc. subsidiary and this lease was included in the sale.

Rental payments charged to expense for the six months ended September 30, 2008 were $-0- and $9,852 respectively.  As of September 30, 2008 the Company no longer had any operating leases.

NOTE 6- STOCKHOLDERS’ (DEFICIT)

Common Stock

As of September 30, 2008, the Company has 125,000,000 shares of common stock authorized at a par value of $0.001 and 33,149,501 shares issued and outstanding, as adjusted for the reverse stock split effective on January 11, 2008.

THE FOLLOWING DETAILS THE STOCK TRANSACTIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008:

The Company issued 4,600,000 shares of common stock for consulting services rendered and prepaid consulting valued at $46,000.

The Company issued 750,000 shares of common stock for administrative services rendered valued at $7500.

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

At September 30, 2008 and March 31, 2008, deferred tax assets consist of the following:

	September 30,	March 31,
	2008	2008
Net deferred tax assets	$(2,025,060)	$(1,921,658)
Less: valuation allowance	2,025,060	1,921,658
	$––	$––

NOTE 7- PROVISION FOR INCOME TAXES – (CONTINUED)

At September 30, 2008, the Company had deficits accumulated in the approximate amount of $6,750,200 however, due to the transfer of its operating subsidiary, the Company will not have any taxable net operating losses to carry-forward to future years.  In prior years, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9- GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has sustained net operating losses for the six months ended September 30, 2008 and 2007. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Competitio

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 (Q1 2008)

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007 (Q1 2007)

Revenues

Revenues were $0  for the three months ended September 30, 2008.  Revenues for the three months ended September 30, 2007 were reclassified to $0 due to the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

Operating Expenses

Operating expenses excluding cost of revenues for the three months ended September 30, 2008 were $73,333 compared to $0 for the three months ended June 30, 2007. This increase was due to the reclassification of expenses in conjunction with the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

(Loss) From Continuing Operations

Loss from continuing operations for the three months ended September 30, 2008 was $73,333 as compared to $0 for the year three months ended June 30, 2007. The net loss is primarily attributable to stock issued to employees and consultants.

Net (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was $103,333 for the three months ended September 30, 2008 compared to a loss of $1,341,286  for the three months ended September 30, 2007.  Net loss per common share for continued operations was less than $.01 and for discontinued operations was $0 for the three months ended September 30, 2008.

The lower net loss in the three months ended September 30, 2008 when compared with the three months ended September 30, 2007 is primarily attributable to the discontinued operations of our telecommunications business in December 2007.

SIX MONTHS ENDED SEPTEMBER 30, 2008

COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2007

Revenues

Revenues were $0  for the six months ended September 30, 2008.  Revenues for the six months ended September 30, 2007 were reclassified to $0 due to the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

Operating Expenses

Operating expenses excluding cost of revenues for the six months ended September 30, 2008 were $237,576 compared to $0 for the six months ended September 30, 2007. This difference was due to the reclassification of expenses in conjunction with the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

(Loss) From Continuing Operations

Loss from continuing operations for the six months ended September 30, 2008 was $237,576 as compared to $0 for the year three months ended September 30, 2007. The net loss is primarily attributable to stock issued to employees and consultants and interest expense.

Net (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was $344,674 for the six months ended September 30, 2008 compared to a loss of $1,956,108  for the six months ended September 30, 2007.  Net loss per common share for continued operations was $.01 and for discontinued operations was $0 for the six months ended September 30, 2008.

The lower net loss in the six months ended September 30, 2008 when compared with the six months ended September 30, 2007 is primarily attributable to the discontinued operations of our telecommunications business in December 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of September 30, 2008 we had a cash balance of  $12.

The Company has 17 notes payable at September 30, 2008 in the aggregate principal and interest amount of $1,260,004 owed to 7 note holders. As of September 30, 2008 we were current in all obligations except for past due total payments of $467,231 on 10 notes.   No default has been declared. The following is a more detailed discussion of the 17 notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount was recorded as interest expense.  On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of September 30, 2008 was $173,845.

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

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent.  The current principle and interest balance on this note as of September 30, 2008 was $29,025.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of September 30, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants.  Those warrants expired unexercised on December 30, 2007.  The current principle and interest balance on this note as of September 30, 2008 was $121,244.

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

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007.  On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock.  On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500.  The current principle and interest balance on this note as of September 30, 2008 was $113,727. This note is secured by substantially all of our assets.  We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000.  The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate.  The note was assumed by GDBC, Inc. on January 31, 2008.  The current principle and interest balance on this note payable as of September 30, 2008 was $232,343.  We are currently renegotiating the terms of this note.

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

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $45,591.  This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $82,098. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively.  They each bear a ten percent interest rate.  The current principle and interest balances due on these notes as of September 30, 2008 were $16,191and $36,822, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $47,345.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $17,245.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $19,065.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate.  The current principle and interest balance on this note as of September 30, 2008 was $159,158.

On January 18, 2008 we issued a secured note payable to GDBC, Inc. in the amount of $5,340 that bears a ten percent interest rate and is due on January 18, 2009.  The current principle and interest balance on this note as of September 30, 2008 was $5,609. This note is secured by the assets of the company.

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009.  The current principle and interest balance on this note as of September 30, 2008 was $126,058. This note is secured by the assets of the company.

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009.  The current principle and interest balance on this note as of September 30, 2008 was $126,058. This note is secured by the assets of the company Our total debt servicing requirements on the 17 outstanding promissory notes over the next 12 months will be approximately $1,158,004.  However, we are currently negotiating further conversions.

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

Item 6.

Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of IElement Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of IElement Corporation pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IElement Corporation

By:	/s/ SUSAN PURSEL
Name:	Susan Pursel
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	November 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

IElement Corporation

By:	/s/ PAUL LENGEMANN
Name:	Paul Lengemann
Title:	Director
Date:	November 18, 2008