Form 10-Q
period 2008-12-31
IElement CORP
filed 2009-02-24
CIK 1043105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
or
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

2224 NE 17 TERRACE, Wilton Manors, FL 33305

(Address of Principal Executive Office) (Zip Code)

(954) 727-1722

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

As of February 23, 2009, there were 33,149,501 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	Yes	No

IELEMENT CORPORATION

For The Quarterly Period Ended December 31, 2008

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management's Discussion and Analysis of Financial Condition and Results
of Operations Operation

20

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

30

Item 4.

Controls and Procedures

30

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

31

Item 1A.

Risk Factors

31

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

31

Item 3.

Defaults Upon Senior Securities

31

Item 4.

Submission of Matters to a Vote of Security Holders

31

Item 5.

Other Information

31

Item 6.

Exhibits

31

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

IELEMENT CORPORATION AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS

Condensed Consolidated Financial Statements:
PAGE(S)

Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and March 31, 2008 (Audited)	2

Condensed Consolidated Statements of Operations for the Nine and Three Months Ended December 31, 2008 and 2007	3

Condensed Consolidated Statements of Cash Flow for the Nine Months Ended December 31, 2008 and 2007	4-5

Notes to Condensed Consolidated Financial Statements	6-19

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12	$3,609
Investments	—	153,125

TOTAL ASSETS	$12	$156,734

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Current portion - notes payable	$1,176,004	$1,109,569
Accounts payable and accrued expenses	149,170	51,578

Total current liabilities	1,325,174	1,161,147

LONG-TERM LIABILITIES:
Notes payable, net of current portion	84,000	120,528

Total long-term liabilities	84,000	120,528

Total Liabilities	1,409,174	1,281,675

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value, 12,500,000 and 200,000,000 shares authorized at December 31, 2008 and March 31, 2008, respectively; -0- shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively.	—	—
Common stock, $.001 Par Value, 125,000,000 and 125,000,000 shares authorized at December 31, 2008 and March 31, 2008 respectively; 33,149,501 and 27,799,501 shares issues and outstanding at December 31, 2008 and March 31, 2008, respectively.	33,150	27,800
Additional paid-in capital	5,168,595	5,075,028
Additional paid-in capital - warrants	177,757	177,757
Accumulated deficit	(6,788,664)	(6,405,526)

Total Stockholders' (Deficit)	(1,409,162)	(1,124,941)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$12	$156,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	Three Months Ended		Nine Months Ended
		(Reclassified)		(Reclassified)
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
OPERATING REVENUE:
Income from continuing operations	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	—	—	237,576	—

Total Operating Expenses	—	—	237,576	—

(LOSS) FROM CONTINUING OPERATIONS	—	—	(237,576)	—

OTHER INCOME (EXPENSE)
Gain (Loss) on short-term investment	—	—	(51,871)	—
Loss on notes and subscriptions receivable	—			—
Gain on write - off of accounts payable	—		809
Interest income	—			—
Interest expense	(38,464)	—	(94,500)	—

Total Other Income (Expense)	(38,464)	—	(145,562)	—

(LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(38,464)	—	(383,138)	—

Provision for Income Taxes	—	—	—	—

(LOSS) FROM CONTINUING OPERATIONS	(38,464)	—	(383,138)	—

(LOSS) FROM DISCONTINUED OPERATIONS
(Loss) from discontinued operations	—	(505,511)	—	(1,450,597)

NET (LOSS) APPLICABLE TO COMMON SHARES	$(38,464)	$(505,511)	$(383,138)	$(1,450,597)

NET (LOSS) PER BASIC AND DILUTED COMMON SHARES
Continuing operations: basic and diluted	$—	$—	$(0.01)	$—

Discontinued operations: basic and diluted	$—	$(0.03)	$—	$(0.09)

TOTAL NET (LOSS) PER BASIC AND DILUTED COMMON SHARES	$—	$(0.03)	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	33,149,501	20,051,377	31,716,987	17,022,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
		(Reclassified)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from continuing operations	$(383,138)	$—

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Stock issued for consulting	53,500	—
Stock based employee compensation	45,417	—
Loss on short-term investment	48,000

Changes in assets and liabilities
Increase in accounts payable and accrued expenses payable	127,499	—

Net cash (used in) operating activities of continuing operations	(108,722)	—

Net loss from discontinued operations	—	(1,450,597)
Net effect on cash flow from discontinued operations	—	(1,752,818)

Total cash provided by (used in) operating activities of discontinued operations	—	(3,203,415)

Total cash provided by (used in) operating activities	(108,722)	(3,203,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of marketable securities	105,125	—

Total cash provided by investing activities from continuing operations	105,125	—

Adjustments to reconcile total cash provided by investing activities
from discontinued operations	—	1,579,951

Total cash provided by investing activities	105,125	1,579,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
		(Reclassified)
CASH FLOWS FROM FINANCING ACTIVITES

Total cash provided by financing activities from continuing operations	—	—

Adjustments to reconcile total cash provided by financing activities
from discontinued operations	—	1,718,112

Total cash provided by financing activities	—	1,718,112

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(3,597)	94,648

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR - CONTINUING OPERATIONS	3,609	—

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR - DISCONTINUED OPERATIONS	—	165,352

CASH AND CASH EQUIVALENTS - END OF PERIOD -
CONTINUING OPERATIONS	$12	$260,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense paid	$—	$15,875

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Interest expense	$94,500	$—

Prepaid consulting	$23,333	$—

Stock issued for services	$53,500	$481,386

Stock based compensation	$45,417	$139,608

Accounts payable converted to equity	$—	$66,337

Notes payable converted to equity	$—	$27,778

Stock issued for payment of interest	$—	$71,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Reclassification of Accounts in the Financial Statements

On December 20, 2007 the Company sold its main operating subsidiary, I-Element, Inc., along with certain assets and liabilities related to that telecommunications business. The condensed consolidated financial statements for the nine months ended December 31, 2008 reflect the reclassification of these operations to below the line as discontinued operations in accordance with the provisions of FASB 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents.

The Company maintains cash and cash equivalents with a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. At various times throughout the year the Company had amounts on deposit at the financial institution in excess of federally insured limits.

The cash and cash equivalents balance as of December 31, 2008 consisted of $12 in cash and $ -0- in marketable securities.

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

For the nine months ended December 31, 2008, the Company did not have any revenues.

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

Provision for Bad Debt

Under SOP 01-6 “Accounting for Certain Entities (including Entities with Trade Receivables)”, the Company has intent and belief that all amounts in accounts receivable are collectible. The Company has determined that based on their collections an allowance for doubtful accounts of $0 and $0 has been recorded December 31, 2008 and 2007, respectively.

Bad debt expense for the nine months ended December 31, 2008 and 2007 was $ -0- and $7,993, respectively.

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising and marketing as incurred. There were no advertising and marketing expenses included in the statements of operations for the nine months ended December 31, 2008 and 2007.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine months ended December 31, 2008 or 2007.

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (CONTINUED)

Income (Loss) Per Share of Common Stock – (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2008	December 31 2007,
Net Income (Loss)	$383,138)	$(1,450,,597)

Weighted average common shares outstanding
(Basic)	31,716,987	17,022,530

Weighted average common stock equivalents	—	—

Stock options	——

Warrants	—	—

Weighted average common shares outstanding
(Diluted)	31,716,987	17,022,530

There were no options issued during the nine months ended December 31, 2008. A total of 1,212,393 options and warrants were outstanding as of December 31, 2008. Including the options and warrants outstanding for the nine months ended December 31, 2008 and 2007 would have been anti-dilutive.

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

Stock-based compensation for the nine months ended December 31, 2008 and 2007 was $45,417 and $139,608, respectively.

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

NOTE 3- FIXED ASSETS

Property and equipment as of December 31, 2008 was as follows:

	December 31, 2008	March 31, 2008
Property and equipment	$—	$—
Less: accumulated depreciation	—	—

Net book value	$—	$—

NOTE 4- NOTES PAYABLE

The Company has 17 notes payable at December 31, 2008 in the aggregate principal and interest amount of $1,260,004 owed to 7 note holders. The following is a more detailed discussion of the 17 notes.

On January 19, 2005, IElement issued eight (8) promissory notes to Kramerica and certain members of Mr. Zweig's immediate family and others in the aggregate amount of $376,956 (the "Notes") with no interest. In particular, the Notes are payable to Heather Walther ($20,000), Kramerica, Inc. (aggregate of $120,000), Mary Francis Strait Trust ($55,611), Peter Walther ($30,000), Richard Zweig ($20,000), Richard Zweig IRA ($27,500) and Strait Grandchildren Trust ($103,845). Upon issuance, the Notes were payable in 36 monthly installments with the first payment commencing nine months after the closing of the merger and were secured by substantially all of the assets of the Company. We did not make any payments on the Notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount was recorded as interest expense. On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of December 31, 2008 was $173,845.

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4- NOTES PAYABLE – (CONTINUED)

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

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. The current principle and interest balance on this note as of December 31, 2008 was $29,026.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of December 31, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants. Those warrants expired unexercised on December 30, 2007. The current principle and interest balance on this note as of December 31, 2008 was $121,245.

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4- NOTES PAYABLE – (CONTINUED)

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock. On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500. The current principle and interest balance on this note as of December 31, 2008 was $113,727. This note is secured by substantially all of our assets. We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000. The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate. The note was assumed by GDBC, Inc. on January 31, 2008. The current principle and interest balance on this note payable as of December 31, 2008 was $232,344. We are currently renegotiating the terms of this note.

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

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $45,592. This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $82,099. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively. They each bear a ten percent interest rate. The current principle and interest balances due on these notes as of December 31, 2008 were $16,191and $36,822, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $47,346.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $17,245.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $19,065.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $159,158.

On January 18, 2008 we issued a secured note payable to GDBC, Inc. in the amount of $5,340 that bears a ten percent interest rate and is due on January 18, 2009. The current principle and interest balance on this note as of December 31, 2008 was $5,609. This note is secured by the assets of the company

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4- NOTES PAYABLE – (CONTINUED)

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009. The current principle and interest balance on this note as of December 31, 2008 was $126,059. This note is secured by the assets of the company.

Our total debt servicing requirements on the 17 outstanding promissory notes over the next 12 months will be approximately $1,176,004. However, we are currently negotiating further conversions.

The notes payable balances were as follows:

	December 31, 2008	March 31, 2008
Total notes payable	$1,260,004	$1,230,097
Less: current maturities	(1,176,004)	(1,109,569)
Long-term notes payable	$84,000	120,528

The amount of principal maturities of the notes payable for the next three years ending December 31 and in the aggregate is as follows:

2009	$1,176,004
2010	52,960
2011	31,040
$1,260,004

NOTE 5- OPERATING LEASES

The Company leased office space under a lease that commenced in June of 2005. The lease was payable on a month-to-month basis. Monthly payments under the current lease were $3,284.  As of December 20, 2007 the Company sold its I-Element, Inc. subsidiary and this lease was included in the sale.

Rental payments charged to expense for the nine months ended December 31, 2008 were $-0- and $12,526, respectively. As of December 31, 2008 the Company no longer had any operating leases.

NOTE 6- STOCKHOLDERS’ (DEFICIT)

Common Stock

As of December 31, 2008, the Company has 125,000,000 shares of common stock authorized at a par value of $0.001 and 33,149,501 shares issued and outstanding, as adjusted for the reverse stock split effective on January 11, 2008.

THE FOLLOWING DETAILS THE STOCK TRANSACTIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2008:

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

IELEMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

At December 31, 2008 and March 31, 2008, deferred tax assets consist of the following:

	December 31, 2008	March 31, 2008
Net deferred tax assets	$(2,036,599)	$(1,921,658)
Less: valuation allowance	2,036,599	1,921,658
	$—	$—

At December 31, 2008, the Company had deficits accumulated in the approximate amount of $6,789,000 however, due to the transfer of its operating subsidiary; the Company will not have any taxable net operating losses to carry-forward to future years. In prior years, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9- GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has sustained net operating losses for the nine months ended December 31, 2008 and 2007. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.

The sale of the I-Element, Inc. subsidiary on December 20, 2007 substantially reduced the cash requirements of the Company and while the Company has not generated any revenue it is still a going concern.

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

On June 19, 2007, we reached agreement with the eight Note holders to extend the payment terms so that the first of 36 monthly payments on each of the notes was due on April 1, 2008. Four of these eight Note holders received on June 19, 2007 a total of 5,400,000 shares of our common stock in exchange for extension of the princi ple repayment terms. On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of March 31, 2008 was $173,845.

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

We have, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K's, 10Q’s, 10K's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate com ply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. We have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 (Q1 2008)

COMPARED TO THREE MONTHS ENDED DECE,BER 31, 2007 (Q1 2007)

Revenues

Revenues were $0 for the three months ended December 31, 2008. Revenues for the three months ended December 31, 2007 were reclassified to $0 due to the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

Operating Expenses

Operating expenses excluding cost of revenues for the three months ended December 31, 2008 were $0 compared to $0 for the three months ended December 31, 2007. This increase was due to the reclassification of expenses in conjunction with the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

(Loss) From Continuing Operations

Loss from continuing operations for the three months ended December 31, 2008 was $38,464 as compared to $0 for the year three months ended December 31, 2007. The net loss is primarily attributable to stock issued to employees and consultants.

Net (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was $38,464 for the three months ended December 31, 2008 compared to a loss of $505,511 for the three months ended December 31, 2007. Net loss per common share for continued operations was less than $.01 and for discontinued operations was $0 for the three months ended December 31, 2008.

The lower net loss in the three months ended December 31, 2008 when compared with the three months ended December 31, 2007 is primarily attributable to the discontinuation of our telecommunications business in December 2007.

NINE MONTHS ENDED DECEMBER 31, 2008

COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2007

Revenues

Revenues were $0 for the nine months ended December 31, 2008. Revenues for the nine months ended December 31, 2007 were reclassified to $0 due to the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

Operating Expenses

Operating expenses excluding cost of revenues for the nine months ended December 31, 2008 were $237,576 compared to $0 for the nine months ended December, 2008. This difference was due to the reclassification of expenses in conjunction with the sale, in December 2007, of our telecommunications operating subsidiary and corresponding cessation of operations.

(Loss) From Continuing Operations

Loss from continuing operations for the nine months ended December 31, 2008 was $237,576 as compared to $0 for the nine months ended December 31, 2007. The net loss is primarily attributable to stock issued to employees and consultants and interest expense.

Net (Loss) Applicable to Common Stock

Net loss applicable to Common Stock was $383,138 for the nine months ended December 31, 2008 compared to a loss of $1,450,597 for the nine months ended December 31, 2007. Net loss per common share for continued operations was $.01 and for discontinued operations was $0 for the nine months ended December 31, 2008.

The lower net loss in the nine months ended December 31, 2008 when compared with the nine months ended December 31, 2007 is primarily attributable to the discontinued operations of our telecommunications business in December 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have funded our operations primarily through private sales of equity securities and the utilization of short-term convertible debt. As of December 31, 2008 we had a cash balance of $12.

The Company has 17 notes payable at December 31, 2008 in the aggregate principal and interest amount of $1,260,004 owed to 7 note holders. As of December 31, 2008 we were current in all obligations except for past due total payments of $467,231 on 10 notes.  No default has been declared. The following is a more detailed discussion of the 17 notes.

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

Four of the eight Note holders received a total of 5,400,000 shares of the Company’s common stock on June 19, 2007 in exchange for extension of the principle repayment terms. This amount was recorded as interest expense. On January 23, 2008 six of the eight Notes were converted into 3,173,612 shares of our common stock. The total aggregate principle balance of the remaining two notes as of December 31, 2008 was $173,845.

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

In addition to these notes, the Company also has another promissory note payable to Kramerica in the principle amount of $25,000. This note was issued on August 24, 2006 and bears interest at an annual rate of ten percent. The current principle and interest balance on this note as of December 31, 2008 was $29,025.

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

One of the remaining notes is held by Duane Morris in the principle amount of $34,631. The Duane Morris note was issued in exchange for a settlement of disputed attorneys fees on August 16, 2005 and was originally agreed to be paid in nine monthly installments beginning on September 30, 2005 and ending May 30, 2006. As of December 31, 2008 we are past due on our payments on the Duane Morris note but intend to resume payments in the coming months. This note bears no interest.

On June 8, 2006 we issued a note payable in the amount of $100,000 to Rhino Limited which bears a ten percent interest rate. It matured when we secured funding from exercise of outstanding warrants. Those warrants expired unexercised on December 30, 2007. The current principle and interest balance on this note as of December 31, 2008 was $121,244.

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

On March 16, 2007 we issued a note payable to Michael Bloch in the amount of $110,000. It bears a ten percent interest rate and matured on June 16, 2007. On July 20, 2007 the maturity on this note was extended to October 31, 2007 in exchange for 62,500 shares of the Company’s common stock. On October 31, 2007 the maturity on this note was extended to November 30, 2007 in exchange for $1,500. The current principle and interest balance on this note as of December 31, 2008 was $113,727. This note is secured by substantially all of our assets. We are currently renegotiating the terms of this note.

On May 18, 2007 we issued a note payable to Secure Acquisition Financial Entity L.P. (SAFE) in the amount of $200,000 in exchange for $200,000 cash and a note receivable from Micro-Data Systems, Inc. in the amount of $50,000. The note payable bears an 18 percent annual interest rate and the note receivable bears a 20 percent annual interest rate. The note was assumed by GDBC, Inc. on January 31, 2008. The current principle and interest balance on this note payable as of December 31, 2008 was $232,343. We are currently renegotiating the terms of this note.

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

On August 23, 2007 we issued a note payable to Ivan Zweig in the amount of $41,943 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $45,591. This note is now owned by Kramerica.

On September 17, 2007 we issued a note payable to Ivan Zweig in the amount of $76,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $82,098. This note is now owned by Kramerica.

On September 20, 2007 we issued two notes payable to Kramerica in the amounts of $15,000 and $34,113, respectively. They each bear a ten percent interest rate. The current principle and interest balances due on these notes as of December 31, 2008 were $16,191and $36,822, respectively.

On October 1, 2007 we issued a note payable to Kramerica in the amount of $44,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $47,345.

On November 8, 2007 we issued a note payable to Kramerica in the amount of $16,187 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $17,245.

On November 9, 2007 we issued a note payable to Kramerica in the amount of $17,900 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $19,065.

On December 12, 2007 we issued a note payable to Newsgrade Corporation in the amount of $200,000 that bears a ten percent interest rate. The current principle and interest balance on this note as of December 31, 2008 was $159,158.

On January 18, 2008 we issued a secured note payable to GDBC, Inc. in the amount of $5,340 that bears a ten percent interest rate and is due on January 18, 2009. The current principle and interest balance on this note as of December 31, 2008 was $5,609. This note is secured by the assets of the company.

On January 28, 2008 we issued a secured note payable to William M. Goatley Revocable Trust in the amount of $120,000 that bears a ten percent interest rate and is due on January 28, 2009. The current principle and interest balance on this note as of December 31, 2008 was $126,059. This note is secured by the assets of the company.

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

IElement Corporation

By:	/s/ SUSAN PURSEL
Name:	Susan Pursel
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	February 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

IElement Corporation

By:	/s/ PAUL LENGEMANN
Name:	Paul Lengemann
Title:	Director
Date:	February 23, 2008